Form 10QSB
period 1995-06-30
HEALTHY PLANET PRODUCTS INC
filed 1995-07-26
CIK 768260

                       SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.   20549

                                  FORM 10-QSB

/  X  /  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
 -----   SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1995

                                       OR

/    /  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
- -----   SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________________ to ____________________

                          Commission File No. 1-13048

                         HEALTHY PLANET PRODUCTS, INC.
             (Exact name of registrant as specified in its charter)

                 Delaware                         94-2601764
     (State or other jurisdiction of (I.R.S. Employer Identification Number) incorporation or organization)

1129 N. McDowell Blvd., Petaluma, California                         94954
  (Address of principal executive offices)                         (Zip Code)

Registrant's telephone number, including area code:   (707) 778-2280

- -------------------------------------------------------------------------
Former name, former address and former fiscal year, if changed since last report.

         Check whether the Issuer (1) filed all reports required to be filed by
Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                 Yes   X                          No
                     -----                           -----

         As of July 25, 1995, there were issued and outstanding 1,682,716 shares of common stock of the registrant (exclusive of 254,675 shares of voting Series D Preferred Stock convertible into 254,675 shares of common stock).

                         HEALTHY PLANET PRODUCTS, INC.

                                     INDEX






                                                                                  Page
                                                                                  ----

Form 10-QSB Cover Page                                                             1

Index                                                                              2

PART I.      FINANCIAL INFORMATION

         Item 1.   Financial Statements

                 Balance Sheet at June 30, 1995                                    3

                 Statements of Income for the three-months ended                   5
                    and six months ended June 30, 1995 and 1994

                 Statements of Cash Flows for the three-months ended               6
                    and six months ended June 30, 1995 and 1994

                 Notes to the Financial Statements                                 7

         Item 2.   Management's Discussion and Analysis of Financial
                    Condition and Results of Operations                            9



PART II.     0THER INFORMATION

         Item 6.   Exhibits and Reports on Form 8-K, Signature               12 - 13

                                     PART I
                             FINANCIAL INFORMATION

Item 1.   Financial Statements


                         HEALTHY PLANET PRODUCTS, INC.

                                 BALANCE SHEET

                                     ASSETS

                                                                             June 30,
                                                                               1995
                                                                           -------------
                                                                            (Unaudited)
CURRENT ASSETS
     Cash                                                                   $2,430,012
     Accounts receivable - net of allowances for doubtful
             accounts and returns of $150,592                                  810,124
     Inventories                                                             1,103,305
     Advance on royalties                                                      270,679
     Prepaid expenses                                                          108,386
     Deferred income taxes                                                     450,000
                                                                            ----------

             Total current assets                                            5,172,506
                                                                            ----------

PROPERTY AND EQUIPMENT, at cost, net of accumulated
     depreciation and amortization                                             463,821
                                                                            ----------

OTHER ASSETS
     Deferred income taxes                                                     699,250
     Security deposits                                                          12,300
     Publishing rights - net of accumulated
        amortization of $231,911                                                97,478
     Other                                                                       3,725
                                                                            ----------

             Total other assets                                                812,753
                                                                            ----------

             Total assets                                                   $6,449,080
                                                                            ==========





                     The accompanying notes are an integral
                      part of these financial statements.

                         HEALTHY PLANET PRODUCTS, INC.

                      LIABILITIES AND SHAREHOLDERS' EQUITY

                                                                             June 30,
                                                                               1995
                                                                           -------------
                                                                            (Unaudited)
CURRENT LIABILITIES
    Accounts payable                                                         $   470,138
    Royalties payable                                                             73,467
    Commissions payable                                                           40,820
    Accrued wages, bonus' and payroll taxes                                       91,219
    Accrued liabilities                                                           12,534
                                                                             -----------

                 Total current liabilities                                       688,178

ACCRUED RENT PAYABLE                                                              90,498
                                                                             -----------

TOTAL LIABILITIES                                                                778,676
                                                                             -----------

SHAREHOLDERS EQUITY
         Common stock, $.01 par value, 12,000,000 shares
            authorized, 1,682,716 shares issued and outstanding                   16,827
         Preferred stock, Series B, $.10 par value, with
            aggregate liquidation preferences of $150,120,
            14,250 shares authorized, 1,251 shares issued
            and outstanding                                                          126
         Preferred stock, Series D, $.10 par value, with
            aggregate liquidation preferences of $1,301,389
            371,009 shares authorized, 254,675 issued and
            outstanding                                                           25,467

         Additional paid-in capital                                           11,923,593

         Accumulated deficit                                                  (6,295,609)
                                                                             -----------

                 Total Shareholders' Equity                                    5,670,404
                                                                             -----------

TOTAL LIABILITIES AND SHAREHOLDERS EQUITY                                    $ 6,449,080
                                                                             ===========


                     The accompanying notes are an integral
                      part of these financial statements.

                         HEALTHY PLANET PRODUCTS, INC.

                              STATEMENT OF INCOME

                                  (Unaudited)


                                                   Three Months Ended June 30,          Six Months Ended June 30,
                                                   ---------------------------          -------------------------

                                                      1995           1994                  1995           1994
                                                      ----           ----                  ----           ----
NET SALES                                          $1,151,032       $650,290            $2,036,865     $1,291,193

COST OF GOODS SOLD                                    432,506        189,873               690,526        378,261
                                                   ----------      ---------            ----------     ----------

GROSS PROFIT                                          718,526        460,417             1,346,339        912,932
                                                   ----------      ---------            ----------     ----------

OPERATING EXPENSES:
       Selling, shipping and marketing                219,247        157,018               395,280        289,876
       General and administrative                     415,304        296,098               770,758        578,872
                                                   ----------      ---------            ----------     ----------
                                                      634,551        453,116             1,166,038        868,748
                                                   ----------      ---------            ----------     ----------

OPERATING INCOME                                       83,975          7,301               180,301         44,184
                                                   ----------      ---------            ----------     ----------


OTHER INCOME:
       Interest income                                 33,879         27,656                69,274         38,736
       Other income                                        54            140                   254            597
                                                   ----------      ---------            ----------     ----------
                                                       33,933         27,796                69,528         39,333
                                                   ----------      ---------            ----------     ----------
INCOME BEFORE TAXES                                   117,908         35,097               249,829         83,517

PROVISION FOR  INCOME TAXES                           (61,250)          --                (121,700)           800
                                                   ----------      ---------            ----------     ----------

NET INCOME                                            179,158         35,097               371,529         82,717

DIVIDENDS ACCUMULATED
    ON PREFERRED STOCK                                (6,755)         (6,755)               (6,755)        (6,755)
INCOME APPLICABLE TO COMMON STOCK                  $  172,403       $ 28,342            $  364,774     $   75,962
                                                   ==========       =========            ==========     ==========

EARNINGS PER SHARE                                 $      .08       $    .01            $      .18     $      .04
                                                   ==========       =========            ==========     ==========

WEIGHTED AVERAGE COMMON
    SHARES OUTSTANDING                              2,031,836       1,946,575            2,022,858      1,945,041
                                                   ==========      ==========           ==========     ==========


                     The accompanying notes are an integral
                      part of these financial statements.

                         HEALTHY PLANET PRODUCTS, INC.

                            STATEMENT OF CASH FLOWS

                                  (Unaudited)


                                                           Three Months Ended June 30,       Six Months Ended June 30,
                                                           --------------------------        -------------------------

                                                              1995            1994              1995           1994
                                                              ----            ----              ----           ----

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income                                                $  179,158       $   35,097       $  371,529    $   82,717
Non-cash items includd in net income
     Depreciation and amortization                            38,522           27,491           70,118        52,427
     Increase/(Decrease) in allowances for
         doubtful accounts and returns                         4,453              191          (53,626)      (83,772)
     Change in inventory reserves                            (80,797)         (25,000)         (80,797)      (25,000)
     Increase in defered income taxes                        (65,650)            --           (139,250)         --

Changes in:
     Accounts receivables                                   (301,824)         (82,452)         253,332        24,110
     Inventories                                            (143,250)        (356,120)        (327,882)     (390,989)
     Advances on royalties                                    22,851           51,383         (270,679)      (94,018)
     Prepaid expenses                                         15,757            2,189          (82,359)      (37,405)
     Accounts payable                                        155,179          279,668          243,874       140,158
     Royalties payable                                        (1,028)        (102,862)          (6,757)     (109,829)
     Commissions payable                                       6,319            6,678          (83,054)      (86,030)
     Accrued wages, bonus and payroll taxes                   46,944           22,769          (35,053)      (48,492)
     Accrued liabilities                                        (995)            (176)         (18,373)      (23,415)
     Accrued rent payable                                        (34)           7,074            3,683        10,255
                                                          ----------       ----------       ----------    ----------
     Net cash used by operating activities                  (124,395)        (134,070)        (155,294)     (589,283)
                                                          ----------       ----------       ----------    ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchases of equipment and color separations           (271,543)         (52,096)        (277,025)     (106,396)
     Increase in publishing rights                           (10,019)          (3,925)         (20,156)      (28,168)
     Other                                                    86,200             --             86,200          --
                                                          ----------       ----------       ----------    ----------
     Net cash used by investing activities                  (195,362)         (56,021)        (210,981)     (134,564)
                                                          ----------       ----------       ----------    ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from stock options exercised                   248,750             --            248,750          --
                                                          ----------       ----------       ----------    ----------
     Net cash from financing activities                      248,750             --            248,750          --
                                                          ----------       ----------       ----------    ----------

(DECREASE) IN CASH                                           (71,007)        (190,091)        (117,525)     (723,847)
CASH, BEGINNING OF PERIOD                                  2,501,019        2,165,135        2,547,537     2,698,891
                                                          ----------       ----------       ----------    ----------
CASH, END OF PERIOD                                       $2,430,012       $1,975,044       $2,430,012    $1,975,044
                                                          ==========       ==========       ==========    ==========


SUPPLEMENTARY CASH FLOW INFORMATION INCLUDES THE FOLLOWING:

         Cash paid during the period for:
             Interest                                     $     --         $     --         $     --      $     --
             Income taxes                                 $    4,400       $     --         $   17,550    $      800


                     The accompanying notes are an integral
                           part of these statements.

                         HEALTHY PLANET PRODUCTS, INC.

                         NOTES TO FINANCIAL STATEMENTS

                                  (Unaudited)

NOTE 1 - BASIS OF PRESENTATION

         The financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principals have been omitted pursuant to such rules and regulations. It is believed, however, that the disclosures are adequate to make the information presented not misleading.

         The financial statements, in the opinion of management, reflect all adjustments necessary to fairly state the financial position and the results of operations. These results are not necessarily to be considered indicative of the results for the entire year.

NOTE 2 - INVENTORIES

         Inventories consist of the following:

                                                                               June 30,
                                                                                 1995
                                                                               --------
                 Raw materials                                                $   82,911
                 Work-in-process                                                 654,784
                 Finished goods                                                  365,610
                                                                              ----------
                                                                              $1,103,305
                                                                              ==========

NOTE 3 - PROPERTY AND EQUIPMENT

         Property and equipment consist of the following:

                                                                               June 30,
                                                                                 1995
                                                                               --------
                 Machinery, equipment and leasehold improvements              $  744,419
                 Color separations                                               292,457
                 Furniture and fixtures                                           72,664
                 Computer software                                                38,171
                                                                              ----------
                                                                               1,147,711

                 Less accumulated depreciation and amortization                 (683,890)
                                                                              ----------

                                                                              $  463,821
                                                                              ==========

                         HEALTHY PLANET PRODUCTS, INC.

                                  (Unaudited)

NOTE 4 - INCOME TAXES

         Effective January 1992, the Company adopted the provisions of Statement of Financial Accounting Standards No. 109, "Accounting For Income Taxes", which required recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under FAS 109, the Company is allowed to recognize currently the future benefit of its net operating loss and alternative minimum tax credit carryforwards. As a result of the expected utilization of these carryforwards, a deferred tax asset was derived as follows:


                 Deferred Tax Asset                         $2,641,750
                 Valuation Allowance                        (1,492,500)
                                                            ----------

                 Net Deferred Income Taxes                   1,149,250
                 Amount expected to be
                     utilized in 1995                         (450,000)
                                                            ----------
                                                            $  699,250
                                                            ==========


         Management of the Company believes it is more likely than not that the tax benefits of the net operating loss and alternative minimum tax credit carryforwards, net of valuation allowance, will be realized.

Item 2.             MANAGEMENT'S DISCUSSION AND ANALYSIS OF

                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Sales

         For the six months ended June 30, 1995, the Company's net sales were $2,036,865. This reflected an increase of $745,672 or 57.7% versus the prior year's level of $1,291,193. This improvement was a result of the combination of a 16% price increase on counter cards phased in during the beginning of the year and an increase in unit sales of the Company's lines of products. Sales of the Sierra Club line increased 51% while sales of all the other lines increased 81% to result in the overall increase of 57.7%.

         For the three months ended June 30, 1995, net sales amounted to $1,151,032 which reflected an increase of $500,742 or 77% versus the prior year level of $650,290. Sales of the Company's Sierra Club line increased 71.5% on a period to period basis. This improvement was the result of the price increase and increased unit sales.

Gross Profit

         For the six months ended June 30, 1995, gross profit amounted to $1,346,339 or 66.1% of sales. For the comparable prior year quarter, gross profit amounted to $912,932 or 70.7% of sales. Increased sales of lower margined packaged goods and non-counter card products combined with increased export sales to account for the decline in gross margin percentage.

         For the three months ended June 30, 1995, gross profit amounted to $718,526 or 62.4% of sales. For the comparable prior year quarter, gross profit amounted to $460,417 or 70.8% of sales. Increased export sales and sales of lower margined products accounted for the gross margin period to period percentage decline.

Operating Expenses

         For the six months ended June 30, 1995, selling, shipping and marketing expenses amounted to $395,280 reflecting an increase of $105,484 versus the prior year's level of $289,876. Higher incremental commissions and bonuses and shipping expenses associated with increased sales principally contributed to the period to period increase.

         For the three months ended June 30, 1995, selling, shipping and marketing expenses amounted to $219,247 reflecting an increase of $62,229 versus last year's level of $157,108. Higher commissions, show expenses and shipping expenses accounted for the increase.

         General and administrative expenses amounted to $770,758 for six months ended June 30, 1995, reflecting an increase of $191,886 versus last year's level of $578,872. The period to period increase was a result of one time non recurring costs associated with the Company's move to the American Stock Exchange, timing differences on other professional fees and budgeted increases in office and warehouse expenditures in support of increased sales.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF

           FINANCIAL CONDITION AND RESULT OF OPERATIONS   (Continued)


Operating Expenses   (Continued)

         For the three months ended June 30, 1995, general and administrative expenses amounted to $415,304 reflecting an increase of $119,206 versus the prior year level of $296,098. Anticipated increases in staffing, warehouse space and supplies to support a sales increase accounted for the year to year increase.

Income

         Operating income amounted to $180,301 for the six months ended June 30, 1995, reflecting an increase versus the prior year level of $44,184 or 308%. For the six months ended June 30, 1995, the Company's operating income before taxes was $249,829 or $.12 per share. For the comparable prior year period, the Company had net operating income before taxes of $83,517 or $.04 per share. Income before taxes improved $166,312 or 199.0% on a period to period basis. The comparative per share data is based on weighted average shares outstanding in each of the respective periods.

Balance Sheet

         Total assets amounted to $6,449,080 as of June 30, 1995 versus the December 31, 1994 level of $5,724,481, reflecting an increase of $724,599. The period to period increase was caused by a reduction in cash and receivables offset by increases in royalty advances, inventories and prepaid expenses and capital expenditures. Total current liabilities amounted to $688,178 at June 30, 1995 versus the December 31, 1994 level of $587,541. The increase was a result of the build-up of trade payables and bonuses offset by payment of seasonal commissions during the beginning of the year.

Liquidity and Capital Resources

         At June 30, 1995, the Company's working capital was $4,484,328 reflecting an increase over working capital at December 31, 1994 of $4,140,479. Cash of $124,395 was used during the period to support operating activities. Cash of $277,025 was used during the period for capital expenditures. The major purchase was an automated boxing machine which will improve the Company's capacity and efficiency. Cash of $248,750 was generated by the exercise of employee stock options.

         The present primary sources of the Company's liquidity have been cash internally generated from operations, proceeds obtained by the Company through the public sale of its securities, and the availability of a secured line of credit. The Company has a $500,000 secured line of credit from Westamerica Bank. The Company draws on this line from time to time on a short term basis. As of June 30, 1995, there was no outstanding amount under this line of credit.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF

          FINANCIAL CONDITION AND RESULTS OF OPERATIONS   (Continued)



Effects of Inflation

         The Company does not view the effects of inflation as having a material effect upon its business. Increases in paper and labor costs have been offset by increases in the price of the Company's cards and through higher print runs, which have reduced the unit cost of the Company's card product. While the Company has in the past increased its prices to its customers, it has maintained its relative competitive price position within the general range of greeting cards.

                         HEALTHY PLANET PRODUCTS, INC.

                       COMPUTATION OF EARNINGS PER SHARE

                                   EXHIBIT II





                                                                    Three Months     Three Months      Six Months       Six Months
                                                                        Ended            Ended            Ended            Ended
                                                                    June 30, 1995    June 30, 1994    June 30, 1995    June 30, 1994
                                                                    -------------    -------------    -------------    -------------
Primary earnings per share
      Net income                                                    $  179,158       $   35,097       $  371,529       $   82,717
     Cumulative dividends on preferred stock                            <6,755>          <6,755>          <6,755>          <6,755>
                                                                    ----------       ----------       ----------       ----------

Income applicable to common stock                                   $  172,403       $   28,342       $  364,774       $   75,962
                                                                    ==========       ==========       ==========       ==========

Shares
      Weighted average number of common
            shares outstanding                                       1,648,716        1,522,216        1,587,550        1,521,938
      Add dilutive effect of conversion of preferred
            stock and outstanding options and warrants,
            as determined by the application of the
            treasury stock method                                      383,120          424,359          435,308          423,103
                                                                    ----------       ----------       ----------       ----------

                                                                     2,031,836        1,946,575        2,022,858        1,945,041
                                                                    ==========       ==========       ==========       ==========

Primary earnings per share                                          $      .08       $      .01       $      .18       $      .04
                                                                    ==========       ==========       ==========       ==========

                          PART II.  OTHER INFORMATION


Item 6.          Exhibits and Reports on Form 8-K

                 a.       Exhibits

                          Exhibit No.                               Description
                          -----------                               -----------
                           11                      Computation of Earnings Per Share
                           27                      Financial Data Schedule

                 b.       Reports on Form 8-K

                          During the quarter ending June 30, 1995, the following reports on Form 8-K were filed by the Registrant:

                 Date of Report            Item Reported            Description of Item
                 --------------            -------------            -------------------
                 April 7, 1995             Item 5.  Other Events    Listing of Registrant's Common
                                                                    Stock on American Stock
                                                                    Exchange.

                 May 19, 1995              Item 5.  Other Events    Amended and Restated
                                                                    Employment Agreement between
                                                                    Registrant and Bruce A. Wilson;
                                                                    Amended and Restated
                                                                    Employment Agreement
                                                                    between Registrant and M.
                                                                    Scott Foster.

                                   SIGNATURES

         In accordance with the requirements of the Securities Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                         HEALTHY PLANET PRODUCTS, INC.
                                  (Registrant)

DATED:   July 26, 1995               by:     /s/ Bruce A. Wilson
                                        ----------------------------------------
                                     Bruce A. Wilson
                                     President, Chief Executive, Chief Operating
                                     and Chief Financial Officer.

EXHIBIT INDEX

            Exhibit No.                       Description
            -----------                       -----------
                [S]                     [C]
                11                      Computation of Earnings Per Share
                27                      Financial Data Schedule