Form 10-Q
period 1995-09-30
HEALTHY PLANET PRODUCTS INC
filed 1995-11-07
CIK 768260

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB

/   X   /   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
 ------     SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1995

                                       OR

/       /   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
 ------     SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to
                               --------------------    --------------------

                           Commission File No. 1-13048

                          HEALTHY PLANET PRODUCTS, INC.
                         -------------------------------
             (Exact name of registrant as specified in its charter)

            Delaware                                  94-2601764
          ------------                              --------------
(State or other jurisdiction of          (I.R.S. Employer Identification Number)
 incorporation or organization)

1129 N. McDowell Blvd., Petaluma, California            94954
---------------------------------------------          -------
  (Address of principal executive offices)            (Zip Code)

Registrant's telephone number, including area code:   (707) 778-2280


-------------------------------------------------------------------------------
Former name, former address and former fiscal year, if changed since last report.

         Check whether the Issuer (1) filed all reports  required to be filed by
Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                  Yes    X                           No
                      --------                          -------

         As of October 27, 1995, there were issued and outstanding 1,735,694 shares of common stock of the registrant (exclusive of 254,675 shares of voting Series D Preferred Stock convertible into 254,675 shares of common stock).

                          HEALTHY PLANET PRODUCTS, INC.

                                      INDEX



                                                                          Page
                                                                          ----
Form 10-QSB Cover Page                                                      1

Index                                                                       2

PART I.      FINANCIAL INFORMATION

     Item 1.   Financial Statements

          Balance Sheet at September 30, 1995                              3

          Statements of Income for the three-months ended                  5
           and nine months ended September 30, 1995 and 1994

          Statements of Cash Flows for the three-months ended              6
           and nine months ended September 30, 1995 and 1994

          Notes to the Financial Statements                                7

     Item 2.   Management's Discussion and Analysis of Financial
                Condition and Results of Operations                        9



PART II.     0THER INFORMATION

     Item 6.    Exhibits and Reports on Form 8-K, Signature               14

                                     PART I
                              FINANCIAL INFORMATION

Item 1.   Financial Statements


                          HEALTHY PLANET PRODUCTS, INC.

                                  BALANCE SHEET

                                     ASSETS

                                                                  September 30,
                                                                       1995
                                                                  --------------
                                                                    (Unaudited)


CURRENT ASSETS
         Cash                                                       $2,684,488
         Accounts receivable - net of allowances for doubtful
              accounts and returns of $380,187                       2,215,008
         Inventories                                                   920,477
         Advance on royalties                                          117,624
         Prepaid expenses                                               50,256
         Deferred income taxes                                         512,000
                                                                    ----------

                  Total current assets                               6,499,853
                                                                    ----------

PROPERTY AND EQUIPMENT, at cost, net of accumulated
    depreciation and amortization                                      449,615
                                                                    ----------

OTHER ASSETS
         Deferred income taxes                                      1,400,000
         Security deposits                                             12,300
         Publishing rights - net of accumulated
            amortization of $250,253                                   84,370
         Other                                                          3,423
                                                                   ----------

                  Total other assets                                1,500,093
                                                                   ----------

                  Total assets                                     $8,449,561
                                                                   ==========



                     The accompanying notes are an integral
                       part of these financial statements.

                          HEALTHY PLANET PRODUCTS, INC.

                      LIABILITIES AND SHAREHOLDERS' EQUITY

                                                               September 30,
                                                                   1995
                                                              --------------
                                                               (Unaudited)

CURRENT LIABILITIES
      Accounts payable                                         $   671,369
      Royalties payable                                             83,775
      Commissions payable                                          149,560
      Accrued wages, bonus' and payroll taxes                      184,550
      Accrued liabilities                                           17,464
                                                               -----------

                  Total current liabilities                      1,106,718

ACCRUED RENT PAYABLE                                                90,465
                                                               -----------

TOTAL LIABILITIES                                                1,197,183
                                                               -----------

SHAREHOLDERS' EQUITY
      Common stock, $.01 par value, 12,000,000 shares
       authorized, 1,727,750 shares issued and outstanding          17,277
      Preferred stock, Series B, $.10 par value, with
       aggregate liquidation preferences of $150,120,
       14,250 shares authorized, 1,251 shares issued
       and outstanding                                                 126
      Preferred stock, Series D, $.10 par value, with
       aggregate liquidation preferences of $1,301,389
       371,009 shares authorized, 254,675 issued and
       outstanding                                                  25,467

      Additional paid-in capital                                12,365,499

      Accumulated deficit                                       (5,155,991)
                                                               -----------

            Total Shareholders' Equity                           7,252,378
                                                               -----------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                     $ 8,449,561
                                                               ===========



                     The accompanying notes are an integral
                       part of these financial statements.


                          HEALTHY PLANET PRODUCTS, INC.

                               STATEMENT OF INCOME

                                   (Unaudited)



                                                Three Months Ended September 30,        Nine Months Ended September 30,
                                                --------------------------------        -------------------------------

                                                    1995               1994                 1995                1994
                                                    ----               ----                 ----                ----
NET SALES                                        $2,590,692         $2,032,323           $4,627,557          $3,323,516

COST OF GOODS SOLD                                1,072,773            834,651            1,763,299           1,212,912
                                                 ----------         ----------           ----------          ----------
GROSS PROFIT                                      1,517,919          1,197,672            2,864,258           2,110,604
                                                 ----------         ----------           ----------          ----------
OPERATING EXPENSES:
         Selling, shipping and marketing            415,908            329,221              811,188             619,097
         General and administrative                 505,465            439,255            1,276,223           1,018,127
                                                 ----------         ----------           ----------          ----------
                                                    921,373            768,476            2,087,411           1,637,224
                                                 ----------         ----------           ----------          ----------

OPERATING INCOME                                    596,546            429,196              776,847             473,380
                                                 ----------         ----------           ----------          ----------

OTHER INCOME:
         Interest income                             27,920                145               97,194              38,881
         Interest expense                             --                (1,796)               --                 (1,796)
         Other income                                 1,495                 85                1,749                 682
                                                 ----------         ----------           ----------          ----------
                                                     29,415             (1,566)              98,943              37,767
                                                 ----------         ----------           ----------          ----------
INCOME BEFORE TAXES                                 625,961            427,630              875,790             511,147

PROVISION FOR  INCOME TAXES                        (760,717)          (150,000)            (882,417)           (149,200)

NET INCOME                                        1,386,678            577,630            1,758,207             660,347

DIVIDENDS ACCUMULATED
      ON PREFERRED STOCK                              --                 --                  (6,755)             (6,755)
                                                 ----------         ----------           ----------          ----------

INCOME APPLICABLE TO COMMON STOCK                $1,386,678         $  577,630           $1,751,452          $  653,592
                                                 ==========         ==========           ==========          ==========

EARNINGS PER SHARE                               $      .67         $      .30           $      .85          $      .33
                                                 ==========         ==========           ==========          ==========

WEIGHTED AVERAGE COMMON
    SHARES OUTSTANDING                            2,071,195          1,950,037            2,050,191           1,948,416
                                                 ==========         ==========           ==========          ==========

                     The accompanying notes are an integral
                       part of these financial statements.

                                  Page 5 of 14

                          HEALTHY PLANET PRODUCTS, INC.

                             STATEMENT OF CASH FLOWS

                                   (Unaudited)


                                                      Three Months Ended September 30,       Nine Months Ended September 30,
                                                      --------------------------------       -------------------------------
                                                            1995              1994                1995               1994
                                                            ----              ----                ----               ----
CASH FLOWS FROM OPERATING ACTIVITIES:
         Net Income                                     $ 1,386,678        $   577,630         $ 1,758,207         $   660,347
         Non-cash items included in net income
             Depreciation and amortization                   39,137             28,983             109,255              81,410
             Increase in allowances for
                      doubtful accounts and returns         229,595            133,952             175,969              50,180
             Change in inventory reserves                    95,000              --                 14,203             (25,000)
             Increase in deferred income taxes             (762,750)          (150,000)           (902,000)           (150,000)
         Changes in:
             Accounts receivables                        (1,634,479)        (1,489,941)         (1,381,147)         (1,465,831)
             Inventories                                     87,828            169,019            (240,054)           (221,970)
             Advances on royalties                          153,055             92,396            (117,624)             (1,622)
             Prepaid expenses                                58,130             70,984             (24,229)             33,579
             Accounts payable                               201,231            (36,239)            445,105             103,919
             Royalties payable                               10,308             62,050               3,551             (47,779)
             Commissions payable                            108,740             70,802              25,686             (15,228)
             Accrued wages, bonus' and payroll taxes         93,331             39,311              58,278              (9,181)
             Accrued liabilities                              4,930              2,154             (13,443)            (21,261)
             Accrued rent payable                               (33)             3,717               3,650              13,972
                                                        -----------        -----------         -----------         -----------
             Net cash provided (used) by
             operating activities                            70,701           (425,182)            (84,593)         (1,014,465)
                                                        -----------        -----------         -----------         -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
             Purchases of equipment and
               color separations                            (10,921)            (6,336)           (287,946)           (112,732)
             Increase in publishing rights                     (600)           (19,035)            (20,756)            (47,203)
             Other                                            --                 --                 86,200                --
                                                        -----------        -----------         -----------         -----------
             Net cash used by investing activities          (11,521)           (25,371)           (222,502)           (159,935)
                                                        -----------        -----------         -----------         -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
             Proceeds from stock options exercised           47,500              --                296,250               --
             Proceeds from warrants exercised               188,493              --                188,493               --
             Costs on registration of warrants              (40,697)             --                (40,697)              --
             Line of credit                                  --                100,000                --               100,000
                                                        -----------        -----------         -----------         -----------
             Net cash from financing activities             195,296            100,000             444,046             100,000
                                                        -----------        -----------         -----------         -----------

INCREASE (DECREASE) IN CASH                                 254,476           (350,553)            136,951          (1,074,400)
CASH, BEGINNING OF PERIOD                                 2,430,012          1,975,044           2,547,537           2,698,891
                                                        -----------        -----------         -----------         -----------
CASH, END OF PERIOD                                     $ 2,684,488        $ 1,624,491         $ 2,684,488         $ 1,624,491
                                                        ===========        ===========         ===========         ===========

SUPPLEMENTARY CASH FLOW INFORMATION INCLUDES THE FOLLOWING:

         Cash paid during the period for:
             Interest                                   $       --         $    1,797          $       --          $     1,797
             Income taxes                               $    2,033         $      --           $   19,583          $       800

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

NOTE 2 - INVENTORIES

         Inventories consist of the following:
                                                                  September 30,
                                                                       1995
                                                                       ----

                  Raw materials                                     $  68,668
                  Work-in-process                                     408,375
                  Finished goods                                      443,434
                                                                    ---------
                                                                    $ 920,477

NOTE 3 - PROPERTY AND EQUIPMENT

         Property and equipment consist of the following:

                                                                  September 30,
                                                                       1995
                                                                       ----

                  Machinery, equipment and leasehold improvements  $  747,287
                  Color separations                                   300,510
                  Furniture and fixtures                               72,664
                  Computer software                                    38,171
                                                                   ----------
                                                                    1,158,632

                  Less accumulated depreciation and amortization     (709,017)

                                                                   $  449,615
                                                                   ==========

                          HEALTHY PLANET PRODUCTS, INC.

                                   (Unaudited)

NOTE 4 - INCOME TAXES

         As of January 1, 1995, the Company had available federal net operating loss and investment tax credit carryforwards of approximately $7,100,000 and $15,600 to be applied against future federal taxable income, of which $3,816,000 are subject to a limitation under Section 382 of the Internal Revenue Code of $476,950 per year. Due to the 15 year net operating loss carryforward period and the Section 382 annual limitation, the Company expects to not be able to utilize approximately $658,000 of Federal net operating loss. The Company has available approximately $1,133,000 of California net operating losses which can be carried forward and offset against future taxable income. These loss carryforwards expire through 1999. Also available are approximately $16,000 of alternative minimum tax credit carryforwards to reduce future federal and California regular income taxes over an indefinite period. In 1992, when the Company adopted FAS 109, Accounting for Income Taxes, it reduced the deferred income tax benefit of these loss carryforwards by establishing a valuation allowance. However, as of September 30, 1995, due to the Company's profitability since 1992 and anticipated future results, management has removed the entire valuation allowance. Based on anticipated growth in future years, the Company believes it will fully utilize available Federal net operating losses by the year 2002 and California net operating losses by 1996.

         As a result of the expected utilization of these carryforwards, a deferred tax asset was derived as follows:


                  Net operating loss carryforwards           $1,795,000
                  AMT carryforwards                              16,000
                  Other                                         101,000
                                                             ----------
                                                              1,912,000

                  Deferred income taxes expected
                     to be utilized currently                  (512,000)
                                                             ----------
                  Deferred income taxes                      $1,400,000
                                                             ==========

Item 2.              MANAGEMENT'S DISCUSSION AND ANALYSIS OF

                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Sales

         For the nine months ended September 30, 1995, the Company's net sales were $4,627,557. This reflected an increase of $1,304,041 or 39.2% versus the prior year's level of $3,323,516. This increase was a result of a combination of a 16% price increase on counter cards phased in during the beginning of the year, and an increase in unit sales of the Company's lines of products. Sales of the Sierra Club line increased 36% while sales of all the other lines increased 61% to result in the overall increase of 39.2%.

         For the three months ended September 30, 1995, net sales amounted to $2,590,692 which reflected an increase of $558,369 or 27% versus the prior year level of $2,032,323. Sales of the Company's Sierra Club line increased 27.9% on a period to period basis. This increase was the result of the price increase and increased unit sales.

Gross Profit

         For the nine months ended September 30, 1995, gross profit amounted to $2,864,258 or 61.9% of sales. For the comparable prior year quarter, gross profit amounted to $2,110,604 or 63.5% of sales. Increased sales of lower margined packaged goods and non-counter card products combined with increased export sales accounted for the planned decline in gross margin percentage.

         For the three months ended September 30, 1995, gross profit amounted to $1,517,919 or 58.6% of sales. For the comparable prior year quarter, gross profit amounted to $1,197,672 or 58.9% of sales. Increased sales of lower margined holiday boxed cards accounted for the gross margin period to period percentage decline.

Operating Expenses

         For the nine months ended September 30, 1995, selling, shipping and marketing expenses amounted to $811,188 reflecting an increase of $192,091 versus the prior year's level of $619,097. Higher incremental commissions and shipping expenses associated with increased sales principally contributed to the period to period increase.

         For the three months ended September 30, 1995, selling, shipping and marketing expenses amounted to $415,908 reflecting an increase of $86,687 versus last year's level of $329,221. Higher commissions and shipping expenses on increased sales accounted for the increase.

         General and administrative expenses amounted to $1,276,223 for nine months ended September 30, 1995, reflecting an increase of $258,096 versus last year's level of $1,018,127. The period to period increase was a result of one time non recurring costs associated with the Company's move to the American Stock Exchange, increased professional fees and budgeted increases in office and warehouse expenditures in support of increased sales.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF

Operating Expenses   (Continued)

         For the three months ended September 30, 1995, general and administrative expenses amounted to $505,465 reflecting an increase of $66,210 versus the prior year level of $439,255. Anticipated increases in staffing, warehouse space and supplies to support a sales increase accounted for the year to year increase.

Income Taxes

         As of January 1, 1995, the Company had available federal net operating and investment tax credit carryforwards of approximately $7,100,000 and $15,600, respectively, to be applied against future federal taxable income, of which $3,816,000 is subject to a limitation under Section 382 of the Internal Revenue Code. Due to the 15-year net operating loss carryforward period and the Section 382 annual limitation, the Company does not expect to be able to utilize approximately $658,000 of these losses, which expire through 2006. The Company also has available approximately $1,133,000 of California net operating losses that can be carried forward and offset against future taxable income. These loss carryforwards expire through 1999. Also available are approximately $16,000 of alternative minimum tax credit carryforwards to reduce future federal and California regular income taxes over an indefinite period.

         Effective January 1992, the Company adopted provisions of Statement of Financial Account Standards No. 109 (FAS 109), Accounting for Income Taxes, which requires recognition of deferred tax liabilities and assets for expected future tax consequences of events that have been included in the financial statements or tax returns. Under FAS 109, the Company is allowed to recognize currently the future benefits of its net operating loss carryforwards. As a result of the expected utilization of the Company's net operating loss carryforwards, a deferred tax asset as of September 30, 1995, was derived as follows:

                  Net operating loss carryforwards       $1,795,000
                  AMT carryforwards                          16,000
                  Other timing differences                  101,000
                                                         ----------
                                                          1,912,000
                  Deferred income taxes expected to
                      be utilized currently                (512,000)
                  Deferred income taxes                  $1,400,000
                                                         ==========

         Management of the Company believes it is more likely than not the tax benefits of the net operating loss carryforwards will be realized. Management's belief is based on the Company's actual profitable results in excess of initial projections in each of the years 1992, 1993, 1994, and for the nine months ended September 30, 1995. The Company has estimated its future taxable income based on actual results for the years 1992 through 1994. In utilizing the net operating loss carryforward, the Company projected net income growth in 1992 through 1994

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
of approximately 10 percent per year; and, in each year, actual results exceeded projections.

         Based on these results, the Company is conservatively projecting net income growth of 10 percent per year through 2000 and 5 percent per year thereafter. During the nine months ended September 30, 1995, the Company's actual results are ahead of the original forecast. As a result, it is expected approximately $500,000 of deferred income taxes will be utilized in 1995 to offset current year's income. Based on anticipated growth, the Company believes it will fully utilize available federal net operating losses by the year 2002 and California net operating losses by 1996.

         The foregoing constitutes management's best estimates based upon current conditions and most recent results of operations. These include management's forecast of increased sales, reduced costs due to continued automation of packaging and expected cost savings due to larger orders of materials. Operating expenses have also been adjusted to account for increased sales and administrative costs. Due to the past low inflation rates, the forecasts were not adjusted for inflation, as it is expected the effects would be minimal. Results of operations in future years are subject to many conditions beyond the control of management and which affect the amount of taxable income that may be generated in future years and the Company's resultant ability to fully utilize the deferred income tax asset. Such conditions include: general economic; the Company's ability to maintain its present gross margins; competition generally and specifically relating to greeting cards having environmental and wildlife theme; the Company's ability to continue to renew its principal Sierra Club license agreement, which presently expires on December 31, 2005; and continuity of present management. The Company has not contemplated the use of any new tax planning strategies in calculating the deferred income tax asset.

Income

         Net income amounted to $1,758,207 for the nine months ended September 30, 1995 representing $.85 per share. Included in this result was $.43 per share due to the adoption of FAS 109, Accounting for income taxes. For the nine months ended September 30, 1994 net income amounted to $660,347 or $.33 per share. Included in this result was $.08 per share due to the adoption of FAS 109, Accounting for income taxes. The comparative per share data is based on weighted average shares outstanding in each of the respective periods.

Balance Sheet

         Total assets amounted to $8,449,561 as of September 30, 1995 versus the December 31, 1994 level of $5,724,481, reflecting an increase of $2,725,080. The period to period increase was caused by increases in cash, receivables, royalty advances, inventory, prepaid expenses, capital expenditures and deferred taxes. Included in cash as of September 30, 1995 was $444,046 due to the exercise of stock options and warrants net of registration costs

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF

Balance Sheet   (Continued)

approximating $41,000. Total current liabilities amounted to $1,106,718 at September 30, 1995 versus the December 31, 1994 level of $587,541. The increase was a result of the build-up of trade payables, seasonal commissions and bonuses.

Liquidity and Capital Resources

         At September 30, 1995, the Company's working capital was $5,393,135 reflecting a 30% increase over working capital at December 31, 1994 of $4,140,479. Cash of $84,593 was used during the period to support operating activities. Cash of $287,946 was used during the period for capital expenditures. The major purchase was an automated boxing machine which will improve the Company's capacity and efficiency.

         The present primary sources of the Company's liquidity have been cash internally generated from operations, proceeds obtained by the Company through the public sale of its securities, and the availability of a secured line of credit. The Company has a $500,000 secured line of credit from Westamerica Bank. The Company draws on this line from time to time on a short term basis. As of September 30, 1995, there was no outstanding amount under this line of credit.

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




Item 6.       Exhibits and Reports on Form 8-K

              a.  Exhibits

                  Exhibit No.                     Description
                  -----------                     -----------

                     11                 Computation of Earnings Per Share
                     27                 Financial Data Schedule

              b.  Reports on Form 8-K

                  During the quarter ended September 30, 1995, the following reports on Form 8-K were filed by the registrant:

                  Date of Report    Item Reported           Description of Item
                  --------------    -------------           -------------------
                  August 17, 1995   Item 5.  Other Events   Report on Annual
                                                            Meeting of
                                                            Stockholders held on
                                                            August 11, 1995.


                                   SIGNATURES

         In accordance with the requirements of the Securities Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                          HEALTHY PLANET PRODUCTS, INC.
                                  (Registrant)

DATED:   November 7, 1995             by: /s/ Bruce A. Wilson
                                          --------------------
                                          Bruce A. Wilson
                                          President, Chief Executive, Chief
                                          Operating and Chief Financial Officer.