Form 10KSB
period 1995-12-31
HEALTHY PLANET PRODUCTS INC
filed 1996-03-21
CIK 768260

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

         (Mark One)

         [X] Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934 (Fee required)

         For the fiscal year ended December 31, 1995

         [ ] Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934 (No fee required)

         For the transition period from              to
                                        -------------   --------------------

         Commission file number        1-13048
                                ------------------------------------------------

                          HEALTHY PLANET PRODUCTS, INC.
--------------------------------------------------------------------------------
                 (Name of Small Business Issuer in Its Charter)

           Delaware                                    94-2601764
---------------------------------           ------------------------------------
(State or Other Jurisdiction of             (I.R.S. Employer Identification No.)
Incorporation or Organization)

1129 N. McDowell Blvd., Petaluma, California                     94954
---------------------------------------------                  -----------
(Address of Principal Executive Offices)                       (Zip Code)

                                 (707) 778-2280
--------------------------------------------------------------------------------
                (Issuer's Telephone Number, Including Area Code)

         Securities registered under Section 12(b) of the Exchange Act:

                                                     Name of Each Exchange
         Title of Each Class                          on Which Registered
         -------------------                         ---------------------

Common Stock, $.01 par value                         American Stock Exchange
--------------------------------                --------------------------------

--------------------------------                --------------------------------



         Securities registered under Section 12(g) of the Exchange Act:


                          Common Stock, $.01 par value
--------------------------------------------------------------------------------
                                (Title of Class)

--------------------------------------------------------------------------------
                                (Title of Class)

         Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for past 90 days.

Yes    X          No
    -------           -------

         Check if there is no  disclosure  of  delinquent  filers in response to
Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

         The Issuer's revenues for its most recent fiscal ended December 31, 1995 were $5,892,300.

         On March 6, 1996, the aggregate market value of the voting stock of Healthy Planet Products, Inc. (consisting of Common Stock, $.01 par value) held by non-affiliates of the Registrant was approximately $9,624,544 based on the closing price for such Common Stock on said date as reported by the American Stock Exchange.

         In making the foregoing calculation, the Company has, for calculation purposes only, (i) included all presently outstanding 186,341 shares of its Series D Preferred Stock convertible into shares of Common Stock on a share-for-share basis and (ii) assumed that any shareholder owning 10% or more of its Common Stock (or Series D Preferred Stock) is an affiliate and has excluded such shares in making the calculation.

         On March 1, 1996, there were 1,812,362 shares of Common Stock, $.01 par value, issued and outstanding (exclusive of 834 shares of non-voting Series B Preferred Stock convertible into 3,667 shares of Common Stock, and exclusive of 186,341 shares of voting Series D Preferred Stock convertible into 186,341 shares of Common Stock).


                       DOCUMENTS INCORPORATED BY REFERENCE

                                      None

                                     PART I
Item l.  Business

Incorporation

         Healthy Planet Products, Inc. (hereinafter referred to as the "Registrant" or the "Company") was originally organized under the laws of the state of California on July 12, 1979 under the name of Carolyn Bean Publishing, Ltd. On April 12, 1985, the Company effected a domiciliary reincorporation pursuant to which the Company was reincorporated under the laws of the State of Delaware, and the California corporate entity was merged into a new Delaware corporation of the same name. On August 2, 1993, the Company changed its name to Healthy Planet Products, Inc. The Company's executive offices and warehouse facilities are located at 1129 North McDowell Boulevard, Petaluma, California 94954, and its telephone number is (707) 778-2280, fax number (707) 778-7518.

Principal Industry in Which the Company is Engaged

         The Company designs, publishes and markets, throughout the United States and Canada, a diversified line of cause related, nature and wildlife contemporary greeting and note cards, holiday cards, stationery and gifts. The Company also licenses the right to the use of the Healthy Planet Products name, trademark and art work in connection with the manufacture, sale and distribution of the Company's products in certain foreign countries. See "Business - General Business Developments During Most Recent Fiscal Year".

         In response to environmental considerations, and in connection with its identification with the Sierra Club as a licensee, all of the Company's paper products are produced on recycled paper using soy-based ink. The Company publishes and markets over 400 everyday, occasional and seasonal cards, including over 325 images which comprise the Company's principal Sierra Club card line. The Company's products are predominantly marketed through approximately 130 independent sales representatives to over 4,800 retail sales outlets comprised of card shops, stationery stores, gift, notion and variety shops, drug stores, book stores, department stores and miscellaneous chain and retail sales outlets.

         The Company is the exclusive licensee of the Sierra Club, a nationally known environmental and conservationist organization, for the use of the Sierra Club name on a line of wilderness and wildlife cards, stationery, tablets and magnets. The Sierra Club line has evolved to become the principal line of the Company, accounting for approximately 85.1% of the Company's net sales for the year ended December 31, 1995 and for approximately 83.2% of the Company's net sales for the year ended December 31, 1994.

         In furtherance of its business strategy of directing its main focus to the sale of cause-related, nature and wildlife product lines in the fourth quarter of 1993, the Company obtained an exclusive license from The Humane Society of the United States to use its name on a line of greeting cards. This line is comprised of a series of 6 Holiday images. The Humane Society line features domestic and wild animals in holiday like settings. For the year ended December 31, 1995, this line accounted for approximately 5.1% of the Company's net sales and for the year ended December 31, 1994 the Humane Society line accounted for approximately 6.8% of the Company's net sales.

         In the fourth quarter of 1993, the Company also introduced its SEA DREAMS(R) line, which is presently comprised of 69 designs in a 5x7 blank notecard format and 24 designs in a 4x5 boxed blank notecard format. SEA
DREAMS(R) is a collection of underwater photographs of the sea and its creatures, and features corals, fish, sea-mammals and other inhabitants of the sea. For the years ended December 31, 1995 and 1994, this line accounted for approximately 4.7% and 2.9%, respectively, of the Company's net sales.

         The Company's products utilize both graphics and greetings to appeal to a broad spectrum of consumer tastes. In the case of the Company's Sierra Club products (which presently constitute the Company's principal line in terms of dollar amount of gross sales) and the

Company's new sea life and wildlife card lines consist of high quality wilderness, wildlife and underwater photographic images which are intended to evoke an identification with environmental issues, nature and wildlife. Everyday note cards contain no written message, whereas seasonal greeting cards contain short contemporary messages which the Company believes fulfills a desire for simplicity in communication.

     The greeting card occupies a unique place in the American retail market, and has been incorporated into the everyday lives of Americans. Over seven billion greeting cards are sent in America each year, one third being Christmas cards. Since greeting cards are an inexpensive personalized gift, sales tend to continue to increase even during difficult economic times.

         There is little, if any, price competition in the card industry. The retail prices of the Company's cards range from $.73 to $1.75 with most at the $1.75 price range. The Company has met no price resistance to its retail price structure for two reasons that apply generally to industry retail sales as a whole: first, greeting cards are one of the least expensive forms of gifts, and second, cards have become a socially required form of communication for everyday and special occasions. At the wholesale level, competition generally does not relate to price, but rather to quality of service, the number of different images that can be placed on store card displays, how quickly cards sell at the retail level, and the compatibility between the buyer's tastes and the card lines offered.

         The market for contemporary cards, and more particularly cause related and nature theme cards, is of recent origin, having developed primarily in the last ten years to appeal to a large segment of the population with a taste for more contemporary graphics and copy or those who wish to express their support of a particular social cause by utilizing cards associated with the cause. Contemporary, cause related and nature theme cards, including those published by the Company, creatively join graphics and copy to express a message or convey a thought or sentiment or, in the case of its Sierra Club(R), Sea Dreams(R) and
Humane  Society(R)   lines,   high
quality wildlife, wilderness and nature photography. These have been sold in the past predominantly through single-location, independently-owned businesses, such as boutiques, gift shops and book stores, rather than through stationery, card, drug or department stores, which have been the traditional outlet for more conservative, mass-marketed cards published by the major card companies. The more traditional marketplace represents a large sales source for contemporary and cause related cards. The Company believes that the market for cause related cards will continue to grow for the foreseeable future as consumers express a desire to express support for a particular cause while satisfying their greeting card needs. It has been estimated that the total number of retail outlets for cards exceeds 350,000 outlets, of which the traditional outlets are a substantial portion. See "Item l. Business - Marketing and Sales".

Charitable/Environmental Contributions.

         The Board of Directors and Management of the Company have adopted a corporate policy whereby the Company has committed the Company to providing desirable, high quality products to the ever increasing number of environmentally conscious consumers. In furtherance of this commitment, the Company has decided to contribute a portion of its wholesale proceeds from the sale of its SEA DREAMS(R) product lines to scientific, research, environmental and other charitable institutions. During fiscal year 1995, the Company contributed approximately $21,000 to organizations such as the Marine Mammal Center located in Sausalito, California, the Sonoma California Ecology Center and the Petaluma California Boys & Girls Club. These contributions are made at the discretion of the Company.

GENERAL BUSINESS DEVELOPMENTS DURING MOST RECENT FISCAL YEAR

         Listing on the American Stock Exchange

         On April 3, 1995, the Company's Common Stock, $.01 par value, was admitted for trading on the American Stock Exchange and is traded thereon under the trading symbol "HPP".

Concurrent with its listing on the American Stock Exchange, the Company withdrew the listing of its Common Stock on the Pacific Stock Exchange and the SmallCap Market of The Nasdaq Stock Market.

         New  License  Agreements  with Twins Oaks Publishing

         On December 18, 1995, the Company entered into a Licensing Agreement with Twin Oaks Publishing Limited ("Twin Oaks"), a United Kingdom corporation, pursuant to which the Company granted a license to use and utilize the Company's registered mark "Healthy Planet Products" Logo Design and photographic images to manufacture, market and sell the Company's greeting cards, gifts and stationery products in the territory consisting of the United Kingdom, Northern Ireland, Belgium, Luxembourg, Netherlands, France, Italy, Spain, Portugal, Germany, Greece, Denmark, Eire, Finland, Austria, Sweden, Isle of Man, The Channel Islands and Norway (the "Territory"). The license does not extend to the right to use The Sierra Club name and logo or the name and logo of any other company or entity from whom the Company has received a license.

         The license granted to Twin Oaks is for a five-year term commencing March 1, 1996 through February 28, 2001. The License Agreement provides for quality control and prior approval by the Company of all licensed products. Twin Oaks is to pay the Company a royalty equal to 7% of the gross sales price of licensed articles, less deductions for returns and discounts, with minimum royalties ranging from 12,285 (pound)) ($19,000 U.S. dollars based on current exchange rates) for the first licensed year to 81,900 (pound)) (127,000 U.S. dollars based on current exchange rates) for the last license year. The Company may terminate the License Agreement in the event of a breach by the licensee, which breach is not cured within 30 days after written notice.

 Extension of Sierra Club License

         In January, 1995, the Company extended its principal Sierra Club license for an additional 9 years through December 30, 2005.

PRODUCTS

Source of Product and Arrangement with Photographers and Others

         Published Product.

         While the overall concept and design of its products are developed by the Company in-house, it principally relies on independent, unaffiliated photographers to create images for its product lines. Agreements between the Company and its photographers apply to specific images submitted by a photographer and accepted by the Company, and are exclusive as to those images, and do not normally cover all of a photographer's works. The Company utilizes an available pool of 600-700 photographers. It additionally receives unsolicited submissions from time to time from various photographers. When utilizing the work of a particular photographer, the Company generally makes a one time payment of $250-$400, which entitles the Company to utilize the particular work for three to five years without further royalty payments.

         No single photographer with whom the Company has entered into a license or purchase of rights agreement has created products which have accounted for 4% or more of the Company's sales.

License Agreements

         The following are the principal license agreements to which the Company is a party.

         A.       The Sierra Club.

         Since June 4, 1980, the Company has been licensed by the Sierra Club to use its name on an exclusive worldwide basis on a line of greeting, note and seasonal cards as well as stationery products, tablets and magnets. This license agreement has been extended through December 31, 2005. Sales of the Sierra Club line represented approximately 85.1% % and 83.2% of the Company's sales for the years ended December 31, 1995 and 1994, respectively. The Sierra Club card line is comprised of over 250 everyday designs and over 70 holiday designs, all of which are printed on recycled paper using soy-based ink. All products developed by the Company which comprise the Sierra Club line are subject to the prior approval of the Sierra Club. Under the current license agreement, the Sierra Club received an annual guaranteed minimum royalty of $300,000 for the calendar year 1995, with an annual guaranteed minimum royalty of $300,000 for each year thereafter increased by 7% per year for each year through the year 2000, and 5% per year for each year through the year 2005. In addition to the minimum annual guaranteed royalty, the Company paid Sierra Club a one time additional royalty of $60,000 for the year 1995 and will pay an additional $50,000 for the year 2001. The license agreement may be terminated by the Sierra Club prior to its regular expiration date in the event of a material breach or default by the Company of its material obligations which remains uncured for 60 days. The material obligations of the Company principally relate to the payment of royalties. The experience of the Company with its Sierra Club line has been that sales in each license year have exceeded the base levels on which the guaranteed minimum is to be paid. For the year ended December 31, 1995, the Company paid aggregate royalties of $385,000 to the Sierra Club. No assurance may be given that actual royalties to the Sierra Club in future years will equal or exceed the minimum guaranteed royalty.

         The Company's Sierra Club line is comprised of 5x7 blank note cards which utilize over 250 images and retail for $1.75 each; 4x5 boxed cards which consist of eight cards and envelopes and have a suggested retail price of $5.95. Holiday boxed cards have a suggested retail price of $10.95 and consist of 15 cards and envelopes.

         The Company believes that the loss of the Sierra Club line would have a material adverse affect upon the Company's business unless and until such time as other lines having an established substantial consumer acceptance are developed. No assurance can be given that, in the event of the loss of the Sierra Club line, other lines can be developed that would enable the Company to be profitable, if at all.

         B.       The Humane Society of the United States.

         In furtherance of its focus and concentration on the design and development of cause-related, nature and wildlife card lines, the Company, on March 1, 1993, entered into a license agreement with The Humane Society of the United States (the "Humane Society"), pursuant to which the Company was granted the right to use the Humane Society name and logo in the United States and Canada in connection with greeting cards. The license agreement is to continue through December 31, 1996 and may be extended by either party for one additional two-year period. In consideration for the grant of the license, the Company is to pay the Humane Society a license fee of 5% of the wholesale price for the first $100,000 of net sales of licensed product during the term of the agreement, increasing to 7% of net sales in excess of $100,000. The license agreement may be terminated by the Humane Society in the event of the failure of the Company to make any license payment or furnish any required statement, and which default continues for a period of 30 days after written notice, or in the event the Company fails to cure any other breach of the license agreement after 30 days written notice. The Humane Society line is available in boxed holiday cards. For the year ended December 31, 1995, sales of this line represented approximately 5.1% of the Company's net sales.

         C.       The Wilderness Society.

         On June 24, 1994, the Company entered into a License Agreement with The Wilderness Society, a nonprofit corporation headquartered in Washington, D.C. Pursuant to the License Agreement, the Company is granted an exclusive worldwide license to use The Wilderness Society name, logo and artwork in connection with the manufacture, sale and distribution of everyday, Christmas and/or special occasion bookmarks and refrigerator magnets produced using recycled paper and recycled plastic materials. The license is for a three year term through June

31, 1997 with the right to extend for one additional three year period. The Company is to pay to The Wilderness Society a royalty of 5% of the wholesale price of net sales for the licensed products with a minimum annual royalty of $10,000. The Company has been granted the right to promote the licensed products in two issues per year of The Wilderness Society Magazine. All licensed products are subject to prior approval of the licensor. The License Agreement is subject to early termination in the event of the failure of the Company to make royalty payments, the uncured breach of the Agreement by the Company, or the filing by the Company for protection under federal bankruptcy laws. For the year ended December 31, 1995 sales of this line represented approximately 1.1% of the Company's net sales.

         D.       American Lung Association.

         On June 27, 1994, the Company entered into a License Agreement with the American Lung Association, a nonprofit corporation headquartered in New York City. Pursuant to the License Agreement, the Company is granted an exclusive worldwide license to use the American Lung Association name, logo and artwork in connection with the manufacture, sale and distribution of greeting cards, stationery products, journals and magnets. The license is for a four year term through June 31, 1998 with the right to extend for one additional three year period. The Company is to pay to the American Lung Association a royalty of 5% of the wholesale price of net sales of the licensed products. All licensed products are subject to prior approval of the licensor. The License Agreement is subject to early termination in the event of the failure of the Company to make royalty payments, the uncured breach of the Agreement by the Company, or the filing by the Company for protection under federal bankruptcy laws. For the year ended December 31, 1995, sales of this line were not material.

         E.       The Marine Mammal Center.

         On July 28, 1994, the Company entered into a License Agreement with The Marine Mammal Center, a not for profit organization headquartered in The Golden Gate National

Recreational Area, Sausalito, California, and whose principal activities relate to the preservation of marine mammals and related research. Pursuant to the License Agreement, the Company was granted the exclusive worldwide license to use The Marine Mammal Center name and logo in connection with greeting cards, stationery, journals, tablets, bookmarks, magnets, blank books, kites and puzzles. The license was for an initial term commencing August 1, 1994 through December 31, 1995. The Company has renewed the license for an additional four-year term. The Company paid a guaranteed minimum royalty of $2,500 for the year 1994 and a guaranteed minimum royalty of $5,000 for the year 1995 against a royalty of 3% of net sales of licensed products. All licensed products are subject to prior approval of the licensor. For the year ended December 31, 1995, sales of this line represented approximately 4.7% of the Company's net sales.

Manufacture of Cards

         The Company does not manufacture its products, nor does it have the equipment to do so. Rather, it contracts for the physical production of its products with independent contractors, using different suppliers at each stage of production, so as not to rely on any one specific supplier to satisfy its needs. The Company believes that there are ample suppliers and production facilities available to it at competitive costs.

Proposed and New Product Lines

         Given the Company's particular identification with the Sierra Club and environmental and other causes, the Company has created new non-card product lines marketed under the name "Healthy Planet Products", which has been registered with the United States Patent and Trademark Office.

         As part of its proposed Healthy Planet Products line, the Company has designed, developed and marketed diverse paper and gift products, including stationery and other gift items. As previously described, the Company has entered into an agreement with Twin Oaks

Publishing pursuant to which it granted an exclusive license to Twin Oaks, a licensee, to use the Healthy Planet Products name for certain products in Europe. The Company may license the rights to others to use its Healthy Planet trademarks for certain product categories.

         The Company currently markets its Sierra Club card line under the HEALTHY PLANET PRODUCTS(R) trademark. In addition, the Company's SEA DREAMS(R) card line was introduced in the fourth quarter of 1993 and are also marketed under the Company's HEALTHY PLANET PRODUCTS(R) trademark. The Company also produces a line of social stationery comprising everyday boxed notes, stationery and tablets which feature various nature and wildlife themes. The themes utilized are images which are the most popular images in the Company's Sierra Club line. Social stationery is sold in boxes of twenty sheets and coordinated envelopes with a suggested retail price of $12.00 per box. Magnetized note pads incorporate similar nature and wildlife themes and are sold in packages of two 50-sheet pads with a suggested retail price of $4.95. Journals have a suggested retail price of $9.95 each and consist of approximately 100 blank sheets of recycled paper, enclosed between two extra heavyweight sheets of recycled "chip" board. the covers feature most of the photographic images utilized for the social stationery products.

         As a licensee of The Wilderness Society, the Company, during the second half of 1994, developed a line of magnets which feature nature and wildlife themes. Consistent with environmental considerations, the magnets are made from 100% recycled plastic. The Company also utilizes images from its Sea Dreams(R) line for a separate magnet line which is marketed utilizing The Marine Mammal Center trademark. Magnets are priced at a $3.50 retail price and are sold in units of 48 on a cylindrical display.

Marketing and Sales

         The Company's products are marketed to over 4,800 retail sales outlets which are comprised of card shops; stationery stores; gift, book stores, notions and variety shops; drug stores, and department stores; and miscellaneous and multiple retail outlets. With the exception of Barnes & Noble, Inc., a national chain of bookstores which accounted for approximately 19.5% of the Company's net sales for the year ended December 31, 1995, no single customer of the Company accounted for 8% or more of the Company's net sales. The Company does not have an on-going contract or agreement with Barnes & Noble with respect to future purchase commitments. The Company views its relations with Barnes & Noble to be good. No assurance may be given as to future purchases, if any, which may be effected to this account. The Company does not consider that the loss of this account or an overall reduction in its purchasing volume would have an overall material adverse long term effect on the Company.

         The Company utilizes approximately 130 independent sales representatives who also represent the products of other companies. Independent sales representatives accounted for approximately 52% of Company sales for the year ended December 31, 1995 (with the balance of Company sales being generated via direct customer contact). Independent sales representatives are paid a fixed sales commission ranging from 5% to 20% of sales. For the year ended December 31, 1995, a total of $495,000 in commissions were paid to the sales representatives. During this period, no single sales representative accounted for more than 10% of the Company's sales.

         The Company has developed various merchandising programs which have been designed to provide increasing levels of benefits to its customers as customers' commitments to the Company's product lines increase. The Company's product line has been segmented and is targeted to specific markets. Sales literature, trade advertising and catalogs explain and highlight the Company's programs and products, and are used by sales representatives in presentations to customers. The Company provides a range of options, from small "promotional" displays to larger "departmental" displays.

Seasonal Aspects of the Company's Business

         The greeting card, social stationery and gift industry in which the Company is engaged has historically experienced seasonal sales effects, primarily due to the emphasis on Christmas and holiday product. These effects generally include peak seasonal production costs in the second and third quarters of the year, and a seasonal buildup of accounts receivable in the third and fourth quarters, thereby resulting in an increase in capital carrying costs during these periods. During 1995, seasonal effects on the Company's business resulted in approximately 65% of the Company's sales being made in the third and fourth quarters. During fiscal year 1995, approximately 19% of total annual sales were in accounts receivable during the third and fourth quarter, and are not collectible until the first quarter of the following fiscal year. Approximately 66% of the cost of manufacturing inventory was incurred in the second and third quarters of the 1995 year. Such factors require the application of working capital to either carry accounts receivable during the last two quarters of the year or to cover production costs during peak production periods.

Advertising and Sales Promotion

         The Company uses various methods to promote its products. It advertises in certain trade and gift publications, and exhibits at several of the significant industry trade shows. In addition, it produces sales materials at the beginning of each season which feature new products and merchandising programs. One of the Company's most effective forms of retail advertising is the visual display of its products in display space in retail outlets. The Company believes that its focus on cause related, nature and wildlife card and other product lines will be the indirect beneficiary of the promotion of each particular cause and consumer concerns for the environment and nature preservation. As consumers become more aware of each cause, and are supportive of the particular cause, or become more supportive of nature preservation, the Company believes that the market and demand for its associated card and other product lines will increase.

Competition

         The greeting card, social stationery and gift industry is highly competitive. The Company only marginally competes with major traditional card companies, such as Hallmark Cards, Inc., American Greetings Corporation, and Gibson Greetings, Inc. The major greeting card companies have greater financial resources, market penetration and experience than the Company. The Company primarily competes with the smaller alternative card companies, several of whom have sales and resources greater than those of the Company; i.e., Recycled Paper Products, Paramount and Sunrise Publications, among others.

        The primary basis upon which the Company competes is the marketing of its cause related card lines and associated nature and wildlife card lines, which can only be obtained exclusively through the Company. This factor is a positive aspect to the business of the Company so long as there continues to be public awareness, support and identification with a particular cause or environmental issues. Conversely, should a cause fall out of vogue with the public, the attractiveness of a line may diminish. The Company does not view itself as being a significant competitive factor in the greeting card industry, though the Company does believe that growth and opportunity does present itself with the niche of cause related and associated card and other product lines.

Employees

         The Company currently has 27 full-time employees, including its four executive officers, 9 in administrative, managerial, and sales positions, and 14 warehouse persons. In peak seasons, the Company may employ up to 15 temporary employees for its warehouse operation. None of the Company's employees are represented by a labor union, and the Company considers its relationship with its employees to be good.

Trademarks and Copyrights

         In most cases, the Company either owns or shares ownership of the copyright with the photographers who create photographs for the Company, although there are some photographers who have the exclusive ownership of the copyright for the works published by the Company, in which case, the right to market and exploit the product is licensed to the Company in return for a royalty fee or one time payment for rights. To the extent that any single product enjoys substantial consumer acceptance or demand, the Company is dependent upon the validity of the copyright of such photograph. The loss or invalidity of a copyright will not have a material adverse effect on the Company since no single product, either published or distributed by the Company, accounts for a material portion of the Company's sales.

         The Company has commenced to utilize HEALTHY PLANET PRODUCTS(R) as a trademark in association with its environmentally cause- related product lines, and has completed registration of the name, logo and design of HEALTHY PLANET PRODUCTS with the United States Patent and Trademark Office.

         The Company has also registered the "Sea Dreams" name and logo and design as a trademark used in connection with its product lines featuring underwater photographs.


Item 2.  Properties

         The Company's offices and business facilities are located in Petaluma, California where it rents approximately 24,854 square feet of space in an industrial park located at 1129 North McDowell Boulevard, Petaluma, California 94954. This facility, which is a concrete warehouse type building, accommodates the Company's executive and administrative offices and warehouse.

         The Company occupies its premises under a lease extending through March 31, 1999. The base rent under the lease is $13,910 per month with annual increases on April 1st in each succeeding lease year by $750 per month. During fiscal 1995, the Company paid $193,206 in lease payments. In addition to the base rent, the Company paid, as additional rent, taxes relating to the premises, insurance premiums relating to the premises, and all utility charges relating to the use of the premises which, during fiscal 1995, approximated $29,905 in the aggregate.

         On February 12, 1996, the Company entered into a Lease Agreement with RNM Lakeville, L.P., as landlord, for premises 1700 Corporate Circle, Petaluma, California, at which the Company's executive offices and warehouse facilities will be relocated to. The premises are comprised of an entire self-contained building of tilt-up concrete construction, fully sprinklered located in an established business park consisting of approximately 52,000 square feet, of which approximately 6,700 square feet is first floor office space and approximately 45,300 square feet is warehouse space. Commencing the fourth year of the lease term, the Company will occupy an additional 22,000 square feet which will then comprise the entire building. The leased premises are being newly constructed for occupation by the Company. The lease is for a term of 10 years commencing with the date when construction of the premises has been substantially completed, which is estimated to be May 1, 1996, and may be extended pursuant to three extension options for one period of 2 years and two successive periods of 5 years each. The lease is on a "triple net basis" pursuant to which the Company is to pay a monthly rent of $26,486 per month during the first year of the lease term, $28,045 per month for the second and third years of the lease term, $31,161 per month for the portion of the fourth year of the lease term until the balance of the entire building is occupied, and $45,677 per month for the remainder of the fourth year of the lease term through the sixth year of the lease term, and $50,244 per month for the seventh through tenth years of the lease term. In addition to the monthly rent provided, the Company is to pay, as additional rent, all taxes, insurance premiums, maintenance and repair costs relating to the Company's use and occupancy of the premises.

Item 3.  Legal Proceedings

         The Company is not a party to any pending legal proceedings.

Item 4.  Submission of Matters to a Vote of Security Holders

                                 Not Applicable.

                   [BALANCE OF PAGE INTENTIONALLY LEFT BLANK]

                                     PART II

Item 5.  Market of and Dividends on the Registrant's
                  Common Equity and Related Stockholder Matters

A.       Principal Market

         On April 3, 1995, the Common Stock of the Registrant was accepted for listing on the American Stock Exchange and commenced trading under the symbol "HPP". Prior to such time, the Common Stock was traded in the over-the-counter market and was included in the Nasdaq Small-Cap Market of The Nasdaq Stock Market ("Nasdaq") under the Nasdaq symbol "HPPI". Prior to August 2, 1993, when the Company changed its name from Carolyn Bean Publishing, Ltd. to Healthy Planet Products, Inc., the Company's Common Stock was traded under the symbol "CBEN". From May 9, 1994 through April 3, 1995, the Common Stock of the Company was admitted for trading on the Pacific Stock Exchange under the trading symbol "HPP.P". Simultaneously with the acceptance of listing on the American Stock Exchange, the Company withdrew from the Pacific Stock Exchange and Nasdaq.

B.       Market Information

         Nasdaq

         The range of high and low bid for such Common Stock for the periods indicated below is as follows:

                  Year                          High              Low
                  ----                          ----              ----

                  1994
                  1st Quarter                   8 3/8              7
                  2nd Quarter                   8 3/4              7 3/4
                  3rd Quarter                   8 7/8              7 5/8
                  4th Quarter                   9 1/4              7 7/8

                  Year                          High              Low
                  ----                          ----              ----

                  1995
                  1st Quarter                  10                  7 1/2
                  2nd Quarter                  10 5/8              9 1/2

The above quotations, reported by Nasdaq, represent prices between dealers and do not include retail mark-up, mark-down or commissions. Such quotations do not necessarily represent actual transactions.

         American Stock Exchange

         Since its admission for trading on the American Stock Exchange on April 3, 1995, the following are the high and low closing prices for the Company's Common Stock:

                  Year                        High              Low
                  ----                        ----              ----

                  1995
                  2nd Quarter                 11 1/2             9 3/8
                  3rd Quarter                 13 5/8            10 1/2
                  4th Quarter                 12 1/2             8 1/8

C.       Dividends

         The Company has never paid a dividend, whether cash or property, on its shares of Common Stock and has no present expectation of doing so in the foreseeable future.

D.       Approximated Number of Equity Security Holders

         The approximate number of record holders of the Company's Common Stock as of March 1, 1996 was 175. Such number of record owners was determined from the Company's shareholder records, and does not include beneficial owners of the Company's Common Stock whose shares are held in the names of various security holders, dealers and clearing agencies. The Company believes that the number of beneficial owners of its Common Stock held by others as or in nominee names exceeds 1,500 in number. In addition, and with respect to the Company's Series B and Series D Preferred Stock (none of which are publicly traded), the number of record holders of such classes of Preferred Stock were 1 and 16, respectively.

Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

         The following table sets forth for the periods indicated, percentages which certain items reflected in the financial data bear to the revenues of the
Company:
                                            Relationship to Total Revenues
                                            ------------------------------
                                                  Fiscal Year Ended
                                                  -----------------
                                                     December 3l,
                                                     ------------

                                         1993          1994          1995
                                         ----          ----          ----
Net Sales                                100%          100%          100%

Operating Expenses:
 Cost of Goods                            37.8%         37.6%         38.8%
 Selling, General and
  Administrative                          53.4%         47.4%         43.8%

Income From Operations                     8.8%         14.9%         17.4%
Interest and Other
  Income (Expense)                         0.9%          1.1%          2.3%

Income Before
 Income Taxes                              9.7%         16.0%         19.7%
Net Income                                13.1%         23.4%         36.4%


Year End Results - Applicability of FAS 109

         At December 31, 1995, the Company had available net operating loss carryforwards of approximately $5,090,000 to be applied against future federal taxable income, of which $3,339,000 are subject to a limitation under Section 382 of the Internal Revenue Code of $478,950 per year. The Company recognizes deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statements or tax returns, including the future benefit of its net operating loss carryforwards. Temporary differences and carryforwards which give rise to deferred assets at December 31, 1995 are as follows:

          Benefits from net operating loss carryforward   $1,730,400
          Accounts receivable allowances                     219,500
          Inventory reserves                                  32,900
          Depreciation and amortization                       25,300
          Other                                               14,900
                                                          ----------
          Net deferred income taxes                        2,023,000
          Deferred income taxes expected to be
                utilized  in 1996                            740,000
                                                          ----------
          Deferred income taxes                           $1,283,000
                                                          ==========


         Management anticipates future taxable income will be sufficient to utilize its net operations loss carryforwards. Management's belief is based on the Company's actual profitable results in each of the years 1992, 1993, 1994 and 1995. In order to utilize the full benefit of the deferred income tax asset, the Company needs to realize aggregate taxable income of approximately $5,950,000, which it expects to generate during the years 1996 through 2002. The Company has estimated its future taxable income based on its actual results for the years 1992, 1993, 1994 and 1995. Management anticipates taxable income will increase at the annual rate of 10% per year through 2000 and 5% per year from 2001 until all loss carryforward periods expire in year 2002. The foregoing constitutes management's best estimates based upon current conditions and most recent results of operations. The results of operations in future years are subject to many conditions, many of which are beyond the control of Management and which may affect the amount of taxable income that may be generated in future years, and the resultant ability of the Company to fully utilize the deferred income tax asset. Such conditions include general economic conditions, the ability of the Company to maintain is present gross margins, competition generally and specifically relating to greeting cards having an environmental and wildlife theme, the ability of the Company to continue to renew its principal Sierra Club License Agreement which presently expires on December 31, 2005, and continuity of present management. The net operating losses expire as follows:

                  Year Ending December 31,           Amount
                  ------------------------           -------
                         2000                      $  502,000
                         2001                         745,000
                         2002                       2,092,000
                         2003                          34,000
                         2004                       1,300,000
                         2005                         385,000
                         2006                          32,000
                                                   ----------
                                                   $5,090,000
                                                   ==========


         As of December 31, 1995, the Company had available approximately $15,600 and $6,300 of Federal and California investment tax credits respectively which can be carried forward and offset against future income taxes. California credits expire in 2004. The Company also has $27,000 and $2,000 of Federal and California alternative minimum tax credit carryforwards, respectively, to reduce future regular income taxes over an indefinite period.

         In light of profitability for each of the last four fiscal years, the Company is of the reasonable belief that it is more likely than not that it will realize the tax benefits of its carryforwards based upon the assumptions and increase in taxable income as discussed above. This anticipated growth is the result of increased sales, continued control of costs and inflationary effects. In calculating the benefit of the loss carryforwards, the Company has taken into account the provisions of Section 382 of the Internal Revenue Code which limits the maximum amount of loss to be utilized to be $476,950 per year for losses incurred prior to 1988 and anticipated loss of benefits of one of the prior years' losses due to the expiration of the 15-year carryforward. The Company has not contemplated the use of any new tax planning strategies in calculating the deferred income tax asset.

         1995 Compared to 1994

         Sales for the year ended December 31, 1995 were $5,892,300 reflecting an increase versus the prior year level of $4,736,400 of $1,155,900 or 24.4%. Included in the year end results was a provision for future holiday returns of approximately $350,000. The holiday return provision recognizes and provides for the return of unsold seasonal merchandise from customers who have been given a return privilege in exchange for varying levels of display of everyday merchandise year round.

         During 1995, sales of the Company's largest product line, The Sierra Club, accounted for 85.1% of total revenues and showed a year to year gain of 27.3%. The balance of 1995 revenues were comprised of the Company's other lines, The Humane Society of the United States, Sea Dreams(R), The Wilderness Society and others.

         The Company reported operating income of $1,026,500 or $.50 per share. This level of operating income represented a 45% increase versus the prior year operating income of $707,700 or $.36 per share. Not included in operating income was approximately $130,000 in interest income. Including interest income, income before taxes amounted to $1,161,700 or $.57 per share versus the prior year income before taxes of $758,500 or $.39 per share. Increased sales volume combined with lower percentage operating costs to result in this year to year income gain.

         Cost of sales amounted to $2,286,700 for the year ended December 31, 1995 representing 38.8% of sales. This rate compares unfavorably to the prior year rate of 37.6%. Increased sales of lower margin packaged goods combined with an increased return provision resulted in the year to year percentage cost increase.

         Selling, shipping and marketing expenses of $998,300 were $150,900 or 17.8% above 1994 actual results. Higher shipping expenses, commissions and sales incentives on higher Company sales accounted for this year to year increase.

         General and administrative expenses amounted to $1,580,800 for 1995 reflecting an increase of $181,900 or 13.0%. Budgeted increases in staff to support the sales increase accounted for the period to period increase. The Company's net profit for the year ended

December 31, 1995 was $2,144,900 representing $1.05 per share. This level compares favorably to the 1994 net profit of $1,107,700 or $.57 per share. Included in both 1995 and 1994 year end results is a provision for deferred income taxes of $983,200 and $349,200, respectively. These provisions represent the recognition of estimated future NOL uses.

         Total assets at December 31, 1995 amounted to $8,418,300 which reflected an increase of $2,693,800 when compared to the 1994 level of $5,724,500. Increased cash and inventory in support of and as a result of increased sales combined with an increase in deferred income taxes accounted for the period to period increase. Liabilities amounted to $707,900 as of December 31, 1995 representing an increase versus the December 31, 1994 level of $674,400 of $33,500 or 5.0%. Higher accounts payable and accrued expenses accounted for the period to period increase.

         1994 Compared to 1993

         Sales for the year ended December 31, 1994 were $4,736,400. This reflected an increase versus the prior year level of $3,546,174 of $1,190,227 or 33.6%. Included in the year end results was a provision for future returns of approximately $104,000. The return provision recognizes and provides for the return of unsold seasonal merchandise from customers who have been given the return privilege in exchange for varying levels of display of everyday merchandise year round.

         During 1994 sales of the Company's two largest product lines, The Sierra Club and The Humane Society of the United States, accounted for 83.2% and 6.8% of total revenues, respectively, and showed a year to year gain of 29.0%. The balance of the year to year sales increase was due to the introduction of new product lines comprised of The Wilderness Society, Wild World, Sea Dreams and Healthy Planet lines.

         The Company reported operating income of $707,700 or $.36 per share. This level of operating income represented a 126% gain versus the prior year operating income of $313,213 or

$.17 per share. Not included in operating income was approximately $51,000 in interest income. Including the impact of interest income, income before taxes amounted to $758,498 or $.39 per share versus the prior year income before taxes of $344,632 or $.19 per share. Increased sales volume combined with lower percentage operating costs to result in this year to year income gain.

         Cost of sales amounted to $1,782,400 for the year ended December 31, 1994 representing 37.6% of sales. This rate is consistent with the prior year rate of 37.8%. New products introduced during 1994 with lower margins were offset in part by higher volumes of established product lines to result in the overall percentage.

         Selling, shipping and marketing expenses of $847,400 were $132,657 or 18.6% above 1993 actual results. Commissions and sales incentives on increased Company sales for the year ended December 31, 1994, as well as increased shipping expenses, accounted for the period to period increase.

         General and administrative expenses amounted to $1,398,900 for 1994 reflecting an increase versus the prior year level of $222,689 or 18.9%. Budgeted increases in key positions including the hiring of a Vice President of Sales and Marketing accounted for the year to year increase.

         The Company's net profit for the year ended December 31, 1994 was $1,107,700, representing $.57 per share. The Company's operating income amounted to $707,700 or $.36 per share. Included in both 1994 and 1993 year end results is a provision for deferred income taxes of $349,200 and $119,200 respectively. These provisions represent the recognition of estimated future NOL uses.

         Total assets at December 31, 1994 amounted to $5,724,500 which reflected an increase of $1,051,240 when compared to the 1993 level of $4,673,260. Increased accounts receivable and inventory in support of the sales increase combined with an increase in the deferred income tax reserve accounted for the overall increase. Liabilities decreased from the 1993 level of $753,293 by $78,893 to finish 1994 at $674,400 and royalties accounted for the year to year decline.

Liquidity and Capital Resources

         At December 3l, 1995, the Company's working capital was $5,849,200. This compared favorably to the 1994 working capital of $4,140,500 for a year to year increase of $1,708,700. The year to year increase was primarily due to increased cash, inventory and the deferred tax asset.

         The primary source of the Company's liquidity is cash internally generated from operations, the exercise of warrants and employee stock options, the proceeds remaining on hand from the Company's June, 1993 public offering, and the availability of a bank credit line. The Company has a secured line of credit in the amount of $500,000 from Westamerica Bank. During the year ended December 31, 1995, the Company did not draw under this line of credit, and as of December 31, 1995, no amounts were outstanding under this line of credit. The Company believes and anticipates that the primary source of its liquidity and capital resources for its coming fiscal year will primarily be from its cash on hand, funds available to it under its line of credit and from cash internally generated from sales; all of which the Company believes will be sufficient for its immediately foreseeable operating needs.

Effects of Inflation

         The Company does not view the effects of inflation to have a material effect upon its business. Increases in material and labor costs have been offset by increases in the price of the Company's products and through higher production runs which have reduced the unit cost of the Company's products. While the Company has in the past increased its prices to its customers, it has maintained its relative competitive price position.

Item 7.  Financial Statements and Supplementary Data

                  See Index to Financial Statements attached hereto.

Item 8.  Changes in and Disagreements with Accountants
                  on Accounting and Financial Disclosure

                                 Not Applicable

                   [BALANCE OF PAGE INTENTIONALLY LEFT BLANK]

                                    PART III

Item 9.  Directors, Executive Officers, Promoters
                  and Control Persons; Compliance with
                  Section 16(a) of the Exchange Act


         The Directors and Executive Officers of the Company are as follows:

                  Name             Age                  Position
                  ----             ---                  --------
         Lawrence M. Barnett        47          Chairman of the Board of Directors
                                                and Treasurer

         Bruce A. Wilson            44          Director, President, Chief Executive, Chief
                                                Operating and Chief Financial Officer

         Robert Fagenson            47          Director

         Rick Williams              39          Vice President - Operations

         M. Scott Foster            44          Director and Vice President - Sales
                                                and Marketing

         Michael Jesselson          43          Director


         At the Annual Meeting of Shareholders held on August 11, 1995, the shareholders of the Company approved, among other things, an Amendment to the Company's Certificate of Incorporation to provide for a staggered Board of Directors. The Amendment classified the Board of Directors into three (3) classes with staggered three-year terms. Class 3 Directors were elected to serve for terms expiring at the 1996 Annual Meeting; Class 2 Directors were elected to serve for terms expiring at the 1997 Annual Meeting; and Class 1 Directors were elected to serve for terms expiring at the 1998 Annual Meeting. The following persons were elected for the classes and terms as follows:

             Director                      Class              Term Expires
             --------                      -----              ------------
         Bruce A. Wilson                      1                   1998
         M. Scott Foster                      1                   1998
         Robert Fagenson                      2                   1997
         Michael Jesselson                    2                   1997
         Lawrence M. Barnett                  3                   1996

         All Officers serve at the discretion of the Board of Directors. None of the officers or directors are related to each other. Set forth below is certain biographical information for each Director and Officer.

         Lawrence M. Barnett, founder of the Company, has been a member of the Board of Directors since the Company's formation in 1979. In October, 1982, Mr. Barnett assumed the position and responsibilities of Chief Executive Officer of the Company. Until approximately April, 1990, Mr. Barnett was a full time employee of the Company. Commencing April, 1990, Mr. Barnett assumed the status as a part time employee. In addition to his employment with the Company, Mr. Barnett and his wife are the owners and operators of the Thistle Dew Inn in Sonoma, California, which may be considered his principal occupation.

         Bruce A. Wilson joined the Company as Vice-President of Operations on October 15, 1987, and has been President of the Company, Chief Financial and Chief Operating Officer since January 28, 1988, and a Director since January 28, 1988. In August, 1994, Mr. Wilson assumed the added position of Chief Executive Officer. From 1985 to 1987, Mr. Wilson was employed by Russ Berrie and Company Inc. as General Manager of its Russ West Division, a company whose business is impulse gifts. Prior thereto, Mr. Wilson was employed by Richardson Vicks Inc. in various capacities, the last of which was from 1983 to 1984 as Executive Assistant to the Executive Vice-President at Vidal Sassoon Inc. Robert Fagenson was first elected a Director of the Company in November, 1986 and continued to serve in such capacity until his resignation for health reasons in January, 1990. Mr. Fagenson was re-elected as a Director in March, 1991. Mr. Fagenson has, for more than the past five years, been President and a Director of Fagenson & Co., Inc., a registered broker dealer, and
Vice-President and Director of Starr Securities Inc., a registered broker-dealer. Mr. Fagenson currently serves as a Director of the New York Stock Exchange. Mr. Fagenson is also a Director of The Microtel Franchise and Development Corporation, a developer of economy lodging facilities; Autoinfo, Inc., a company engaged in the sub-prime autofinance industry; Nu-Tech Bio-Med, Inc., a clinical laboratory company; and Rentway, Inc., which operates a chain of rental/purchase stores.

         Rick Williams joined the Company in 1985 as a systems analyst and, since 1988, served as the Company's Data Processing Manager. In November, 1990, Mr. Williams was appointed Vice President of Operations effective as of January 1, 1991.

         M. Scott Foster joined the Company in April, 1993 as Vice President of Sales and Marketing. Mr. Foster was formerly employed by Russ Berrie and Company from June, 1980 to April, 1993, where he served in various positions in sales management, the most recent of which was Regional Vice President of Sales, in which capacity Mr. Foster served from January, 1990 through April, 1993.

         Michael Jesselson was elected a Director of the Company in April, 1995. Mr. Jesselson is, and for in excess of five years has been, an independent investor. Mr. Jesselson's principal business activities for the past five years relate to various businesses and entities owned by himself and his family. Mr. Jesselson is an officer and director of Jesselson Capital Corp.

Certain Reports; Compliance with Section 16(a) of the Exchange Act

         No person who, during the fiscal year ended December 31, 1995, was a director, officer or beneficial owner of more than ten percent of the Company's Common Stock (which is the only class of securities of the Company registered under Section 12 of the Securities Exchange Act of 1934 (the "Act") (a "Reporting Person") failed to file on a timely basis, reports required by Section 16 of the Act during the most recent fiscal year or prior years. The foregoing is based solely upon a review by the Company of Forms 3 and 4 during the most recent fiscal year as furnished to the Company under Rule 16a-3(d) under the Act, and Forms 5 and amendments thereto furnished to the Company with respect to its most recent fiscal year, and any representation received by the Company from any reporting person that no Form 5 is required.


Item 10. Executive Compensation

SUMMARY COMPENSATION

         The following provides certain information concerning all Plan and Non-Plan (as defined in Item 402 (a)(ii) of Regulation S-B) compensation awarded to, earned by, paid or accrued by the Company during the years ended December 31, 1995, 1994 and 1993 to the Chief Executive Officer and each of the named executive officers of the Company.


                                       SUMMARY COMPENSATION TABLE


                                                     Annual Compensation                Long term Compensation
                                                -----------------------------                   Awards
                                                                                        -----------------------

                                                                                                           No. of
                                                                                                           Securities
                                                                                                           Underlying
Name and                                                                 Other          Restricted         Options/
Principal                                                                Annual         Stock              SARs
Position                              Year       Salary      Bonus(1)    Comp.          Award(s)           Granted(2)
---------                             ----       -------     --------    ------         ----------         ------------
Bruce A. Wilson                       1995       $125,000    $ 43,707    $32,460(3)     $30,500(4)
President, Chief Exec-                1994       $125,000    $ 30,359    $31,794(3)     $32,750(4)
utive, Chief Operating                1993       $113,654    $ 17,870    $30,579(3)     $30,500(4)           80,000
and Chief Financial
Officer

Ricky Williams                        1995       $ 80,500    $ 12,500    $ 5,575(5)
Vice President of                     1994       $ 73,205    $ 10,000    $ 5,510(5)        --
Operations                            1993       $ 68,854    $  8,000    $ 5,637(5)                          30,000

M. Scott Foster                       1995       $ 80,000    $ 57,595    $24,825(7)
Vice-President of                     1994       $ 80,000    $ 59,347    $24,665(7)        --
Sales and Marketing                   1993(6)    $ 46,055    $ 29,285    $16,525(7)        --              125,000(8)



--------------------------------------------------------------------------------

(1) Mr. Wilson commenced serving as Chief Executive Officer in August, 1994. Mr. Wilson receives an incentive bonus based upon the Company's net pre-tax profit before interest expense for each calendar year during the term. The amount of incentive bonus ranges from 8% of the first $100,000 of net pre-tax profit to 3% of the net pre-tax profit in excess of $250,000. Mr. Foster receives an incentive bonus paid quarterly and adjusted annually which is calculated to include (i) 1% of the Company's net shipments on initial orders by new accounts opened by Mr. Foster; (ii) 5% of all net shipments exceeding the prior years shipments by 10% and (iii) a percentage of the Company's profits before taxes. See "Employment Agreements."

(2) On November 4, 1993, the Company's board of directors authorized the granting of options to purchase shares of Common Stock to Messrs. Wilson, Williams and Foster in the amounts of 15,000, 80,000, 30,000 and 65,000 shares, respectively, at an exercise price of $6.625 per share. All the options as granted are ISOs except those granted to Mr. Wilson and Mr. Foster, which options are Non-Isos. All of these options are exercisable through December 31, 1996. See "Option/Sar Grants in Last Fiscal Year."

(3) Includes: (i) for 1995, an automobile allowance of $12,000 and the payment of premiums on a term life insurance policy of $2,610 and the payment of taxes on 4,000 shares of restricted Common Stock which vested on December 31, 1995 of $18,300; (ii) for 1994, an automobile allowance of $9,900, the payment of premiums on a term life insurance policy of $2,244 and the payment of taxes on 4,000 shares of restricted Common Stock which vested on December 31, 1994 of $19,650; and (iii) for 1993, an automobile allowance of $10,281, the payment of premiums on a term life insurance policy of $1,998 and the payment of taxes on 4,000 shares of restricted Common Stock which vested on December 31, 1993 of $18,300.

(4) In April, 1991, Mr. Wilson was granted 60,000 restricted shares vesting at the rate of 4,000 shares per year on December 31 of each year, over a 15 year period subject to certain accelerations. As of December 31, 1995, an aggregate of 20,000 shares have vested. Amounts reported under this column represent the fair market value, without giving effect to the diminution in value attributable to the restriction of such stock, of 4,000 shares of the Company's Common Stock which have vested each year, as valued on December 31 of each year. See "Other Annual Compensation", with respect to the cash payment for taxes attributable to these shares. As of December 31, 1995, the aggregate restricted stock holdings of Mr. Wilson consisted of 52,000 shares valued at $425,750, the market value of these shares as of December 31, 1995, without giving effect to the diminution in value attributable to the restriction of such stock.

(5) Includes: (i) for 1995, an automobile allowance of $5,040 and the payment of premiums on a term life insurance policy of $535; (ii) for 1994, an automobile allowance of $5,040 and the payment of premiums on a term life insurance policy of $470; and (iii) for 1993, an automobile allowance of $5,254.

(6)      Mr. Foster  commenced  employment  with the Company in May,  1993,  the
         information   reported  in  this  column  represents  the  compensation
         received during the portion of the year from May 1st to December 31st.

(7) Includes: (i) for 1995, an expense allowance of $24,000 and the payment of premiums on a term life insurance policy of $825; (ii) for 1994, an expense allowance of $24,000 and the payment of premiums on a term life insurance policy of $665; and (iii) for 1993, an expense allowance of $16,000 and the payment of premiums on a term life insurance policy of $525.

(8) In connection with his employment agreement, Mr. Foster was granted, on April 9, 1993, options to purchase 60,000 shares of Common Stock at an exercise price of $5.25 per share. These options are exercisable through April 30, 1996. Of the options granted to Mr. Foster, 10,000 options vested and became exercisable on April 30, 1994, 20,000 options vested and became exercisable on April 30, 1995 and 30,000 options will vest and become exercisable on April 30, 1996.


STOCK OPTIONS/SAR GRANTS

         No stock option grants or Stock Appreciation Rights ("SARs") were made during the year ended December 31, 1995 to any of the named executive officers of the Company.


               AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR
                          AND FY-END OPTION/SAR VALUES

         The  following  table  contains  information  with respect to the named executive  officers  concerning  options held as of the year ended  December 31,
1995.
                                                 Number of
                                                 Securities
                                                 Underlying            Value of
                                                 Unexercised           Unexercised
                                                 Options/SARS          In-the-Money
                          Shares                   as of               Options/SARs at
Name                     Acquired                December 31,1995      December 31, 1995(1)
----                       on         Value      Exercisable/          Exercisable/
                         Exercise     Realized   Unexercisable         Unexercisable
                         ---------    --------   ----------------      -------------------
Bruce A. Wilson          22,500       $120,938   72,500 / 30,000       $178,125 /  $56,250
Ricky Williams           22,500       $ 28,750   45,000 / 10,000       $131,250 /  $18,750
M. Scott Foster          50,000       $122,813   62,500 / 40,000       $127,500 / $116,250


(1) Based upon the average closing bid and asked prices of the Company's Common Stock on December 29, 1995 ($8.50 per share), less the exercise price for the aggregate number of shares subject to the options.


EMPLOYMENT AGREEMENTS

         On May 15, 1995, the Company entered into Amended and Restated Employment Agreements with its President, Chief Executive, Chief Operating and Chief Financial Officer, Mr. Bruce A. Wilson, and with Mr. M. Scott Foster, its Vice President of Sales and Marketing.

         Mr. Wilson's Employment Agreement, as amended and restated, extends the term of Mr. Wilson's employment through December 31, 1999. Mr. Wilson continues to be employed as President, Chief Executive, Chief Operating and Chief Financial Officer of the Company, and is to receive a base salary (the "Base Salary") for the calendar year commencing January 1, 1995 of $125,000 per annum, of which $20,000 is to be paid in a single lump sum on the 15th day of January, 1995 and the remainder of $105,000 is to be paid over the course of the year pursuant to the Company's regular payroll periods; for the calendar years 1996 and 1997, the amount of Base Salary is increased to $150,000 per annum, of which $30,000 is to be paid in a single lump sum on January 15th of each year and the remainder of $120,000 is to be paid over the course of the year pursuant to the Company's regular payroll periods; for the calendar years 1998 and 1999, the amount of Base Salary is increased to $160,000 per annum, of which $40,000 is to be paid in a single lump sum on January 15th of each year and the remainder of $120,000 is to be paid over the course of the year pursuant to the Company's regular payroll periods. Mr. Wilson is to further receive, for each year of the term, an incentive bonus based upon the Company's net pre-tax profit before interest expense for each calendar year, which incentive bonus ranges from 8% of the first $100,000 of net pre-tax profit to 3% of the net pre-tax profit in excess of $250,000. Mr. Wilson is to receive an automobile allowance of $1,000 per month, a policy of term life insurance in the amount of $500,000 payable to a beneficiary designated by him, and long-term disability insurance. In the event Mr. Wilson is terminated without cause, he is to receive a severance benefit of 24 months Base Salary if terminated after December 31, 1997, or the remaining amount of Base Salary if terminated prior to December 31,1997. In the event of a Change in Control in the Company (as defined) and, following such Change in Control, there is a change in the composition of a majority of the Directors comprising the entire Board of Directors immediately prior to the Change in Control, Mr. Wilson may elect, within six months following the change in the composition of the Board of Directors following the Change in Control, to terminate his employment with the Company and, in such case, he is to receive a special severance payment in the form of the Company paying to Mr. Wilson, with respect to all options granted to him prior to May 15, 1995, the differential between the strike price of Mr. Wilson's options plus $3.20 and the average of the closing price of the Company's Common Stock for the 10 days preceding the effective date of termination.

         In  connection  with the amendment and  restatement  of his  Employment
Agreement, all options granted to Mr. Wilson prior to December 31, 1999 have been re-designated as non-incentive stock options and, to the extent such options become vested and are presently exercisable, may be exercised through December 31, 1999. Options granted to Mr. Wilson in accordance with an option grant dated November 4, 1993 continue to be subject to the vesting schedule contained in the original grant, of which 24,000 options become vested on December 31, 1996. Such vesting is subject to an acceleration of vesting in the event of a Change in Control of the Company, as defined.

         In April, 1991, Mr. Wilson was granted 60,000 restricted shares under the Company's 1991 Senior Management Incentive Plan. These restricted shares are to vest at the rate of 4,000 shares per year over a 15 year period, subject to acceleration of vesting in certain circumstances. Except in the event of acceleration, each year, upon the vesting of each 4,000 shares, the Company is to pay to Mr. Wilson a cash bonus equal to 60% of the market value of the vested shares, for the principal purpose of offsetting taxes attributable to the vesting of the shares. The grant of restricted shares to Mr. Wilson was in furtherance of the desire of the Board of Directors to have Mr. Wilson have a significant stock interest in the Company which would recognize his past performance and incentivize his continued efforts to maximize the value of the Company for all stockholders. As of December 31, 1995, an aggregate of 20,000 restricted shares were vested.

In the event of certain Change in Control transactions, all then unvested restricted shares become immediately vested.

         Mr. Foster's Employment Agreement, as amended and restated, extends the term of Mr. Foster's employment through December 31, 1998. Mr. Foster continues to be employed as Vice President of Sales and Marketing of the Company and is to receive a base salary (the "Base Salary") for the calendar year commencing January 1, 1995 of $80,000 per annum, payable over the course of the year pursuant to the Company's regular payroll periods. For each of the calendar years 1996, 1997 and 1998, the amount of Base Salary is increased to $100,000 per annum, of which $20,000 is to be paid in a single lump sum on January 15th of each of said years, and the remainder of $80,000 is to be paid over the course of the year pursuant to the Company's regular payroll periods. Mr. Foster is to further receive, for each year of the term, an incentive bonus as follows:
(i) 1% on net shipments on initial orders to personal sales accounts, as defined, (ii) a commission of 5% of the amount on all Company net shipments exceeding the preceding year's net shipments by 10% but not to exceed the sum of $75,000, and (iii) an additional amount of 4% of the Company's net pre-tax profits in excess of $ 100,000 and up to $250,000, 2% of net pre-tax profits in excess of $250,000 up to $750,000 and 1% of net pretax profits in excess of $750,000. Mr. Foster is to receive reimbursement for all travel outside of Northern California, a policy of term life insurance in the amount of $500,000 payable to a beneficiary designated by him, health and longterm disability insurance. In the event Mr. Foster is terminated without cause, he is to receive a severance benefit of 24 months Base Salary if terminated after December 31, 1997, or 24 months Base Salary plus the amount of Base Salary from the date of termination to December 31, 1997 if terminated prior to December 31, 1997. In the event of a Change in Control in the Company, as defined, and, following such Change in

Control, there is a change in the composition of a majority of the Directors comprising the entire Board of Directors immediately prior to the Change in Control, Mr. Foster may elect, within six months following the change in the composition of the Board of Directors following the Change in Control, to terminate his employment with the Company and, in such case, he is to receive a special severance payment in the form of the Company purchasing from Mr. Foster all of his vested and then presently exercisable options as of the date of his termination and which may have been granted to him prior to May 15, 1995. Such repurchase is to be at a price of $3.20 per option to the extent that the average closing price for the Company's Common Stock for the 10 days preceding the effective date of termination is less than $3.20 above the strike price of his respective options.

         In  connection  with the amendment and  restatement  of his  Employment
Agreement, all options granted to Mr. Foster prior to December 31, 1999 have been re-designated as non-incentive stock options and, to the extent such options become vested and are presently exercisable, may be exercised through December 31, 1999. Options granted to Mr. Foster in accordance with an option grant dated November 4, 1993 continue to be subject to the vesting schedule contained in the original grant, of which 30,000 options become vested on December 31,1996. Such vesting is subject to an acceleration of vesting in the event of a Change in Control of the Company, as defined.

         On January 12, 1996, Lawrence M. Barnett and the Company entered into a new employment agreement. Pursuant to this agreement, Mr. Barnett is employed as the Company's Chairman on a less than full time basis until December 31, 1998. Mr. Barnett receives a salary at the rate of $12,000 per year. For the fiscal 1996 year, the Company has agreed to pay the premium on a term life insurance in the amount of $500,000 payable to a beneficiary designated by him. The exercise term of all unexercised options held by Mr. Barnett was extended to December 31, 1998.

         On September 10, 1993, the Company extended and modified the Employment Agreement of Mr. Ricky Williams, Vice President of Operations. Mr. Williams' Employment Agreement was extended through December 31, 1996. During the extended term, Mr. Williams is to receive a salary of $73,200 for the year 1994, $80,500 for the year 1995, and $88,600 for the year 1996. Mr. Williams is entitled to elect to receive up to 10% of each year's base salary in January in each year, with the remainder being paid to him over the course of the year pursuant to the Company's regular payroll policies. During the continuation of his employment, Mr. Williams is to receive an automobile allowance of $420 per month and is to be provided with life insurance in the amount of $250,000. In connection with his original Employment Agreement, Mr. Williams was granted options to purchase 30,000 shares of the Company's Common Stock at an exercise price of $4.75 per share. All of such options are vested and are exercisable through December 31, 1996. On November 4, 1993, Mr. Williams was granted options to purchase 30,000 shares of the Company's Common Stock at an exercise price of $6.625 per share, exercisable through December 31,1996, and vesting in equal increments on December 31st of each year of the term of his Agreement, as extended, commencing December 31, 1994.

SENIOR MANAGEMENT INCENTIVE PLAN

         The Company's 1991 Senior Management Incentive Plan (sometimes referred to as the "Plan" or the "Management Plan") currently provides for the issuance of up to 450,000 shares of the Company's Common Stock in connection with the issuance of stock options and other stock purchase rights to executive officers, key employees and consultants. To date, options to acquire a total of 390,000 shares and an additional 60,000 restricted shares have been issued under the Plan.

         The Management Plan is intended to attract and retain key executive management personnel whose performance is expected to have a substantial impact on the Company's long-term profit and growth potential by encouraging and assisting those persons to acquire equity in the Company. It is contemplated that only those executive management employees (generally the Chairman of the Board, Vice-Chairman, Chief Executive Officer, Chief Operating Officer, President and Vice-Presidents of the Company) who perform services of special importance to the Company will be eligible to participate under the Management Plan, although other full time employees of the Company are eligible to participate under the Plan. A total of 450,000 shares of Common Stock are currently reserved for issuance under the Management Plan. It is anticipated that awards made under the Management Plan will be subject to three-year vesting periods, although the vesting periods are subject to the discretion of the Administrator of the Board.

         Directors who are not otherwise employed by the Company will not be eligible for participation in the Management Plan.

         The Management Plan provides for four types of awards: stock options, incentive stock rights, stock appreciation rights (including limited stock appreciation rights) and restricted stock purchase agreements, as described below.

         STOCK OPTIONS. Options granted under the Management Plan may be either incentive stock options ("ISOs") or options which do not qualify as ISOs ("non-ISOs"). ISOs may be granted at an option price of not less than 100% of the fair market value of the Common Stock on the date of grant, except that an ISO granted to any person who owns capital stock representing more than 10% of the total combined voting power of all classes of Common Stock of the Company ("10% stockholder") must be granted at an exercise price of at least 110% of the fair market value of the Common Stock on the date of the grant. The exercise price of the non-ISOs may not be less than 65% of the fair market value of the Common Stock on the date of grant. ISOs granted to persons other than 10% stockholders may be exercisable for a period of up to ten years from the date of grant; ISOs granted to 10% stockholders may be exercisable for a period of up to five years from the date of grant. No individual may be granted ISOs that become exercisable in any calendar year for Common Stock having a fair market value at the time of grant in excess of $100,000. Non-ISOs may be exercisable for a period of up to 13 years from the date of grant.

         Upon termination of employment or consulting services, an optionee will be entitled to exercise the vested portion of an option for a period of up to three months after the date of termination, except that if the reason for termination was a discharge for cause, the option shall expire immediately, and if the reason for termination was for death or permanent disability of the optionee, the vested portion of the option shall remain exercisable for a period of twelve months thereafter.

         INCENTIVE STOCK RIGHTS. Incentive stock rights consist of incentive stock units equivalent to one share of Common Stock in consideration for services performed for the Company. If the employment or consulting services of the holder with the Company terminate prior to the end of the incentive period relating to the units awarded, the rights shall thereupon be null and void, except that if termination is caused by death or permanent disability, the holder or his/her heirs, as the case may be, shall be entitled to receive a pro rata portion of the shares represented by the units, based upon that portion of the incentive period which shall have elapsed prior to the death or disability.

        STOCK APPRECIATION RIGHTS (SARS). SARs may be granted to recipients of options under the Management Plan. SARs may be granted simultaneously with, or subsequent to, the grant of a related option and may be exercised to the extent that the related option is exercisable, except that no general SAR (as hereinafter defined) may be exercised within a period of six months of the date of grant of such SAR and no SAR granted with respect to an ISO may be exercised unless the fair market value of the Common Stock on the date of exercise exceeds the exercise price of the ISO. A holder may be granted general SARs ("general SARs") or limited SARs ("limited SARs"), or both. General SARs permit the holder thereof to receive an amount (in cash, shares of Common Stock or a combination of both) equal to the number of SARs exercised multiplied by the excess of the fair market value of the Common Stock on the exercise date over the exercise price of the related option. Limited SARs are similar to general SARs, except that, unless the Administrator determines otherwise, they may be exercised only during a prescribed period following the occurrence of one or more of the following "Change of Control" transactions: (i) the approval of the Board of Directors of a consolidation or merger in which the Company is not the surviving corporation, the sale of all or substantially all the assets of the Company, or the liquidation or dissolution of the Company; (ii) the commencement of a tender or exchange offer for the Company's Common Stock (or securities convertible into Common Stock) without the prior consent of the Board; (iii) the acquisition of beneficial ownership by any person or other entity (other than the Company or any employee benefit plan sponsored by the Company) of securities of the Company representing 25% or more of the voting power of the Company's outstanding securities; or (iv) if during any period of two years or less, individuals who at the beginning of such period constitute the entire Board cease to constitute a majority of the Board, unless the election, or the nomination for election, of each new director is approved by at least a majority of the directors then still in office.

         The exercise of any portion of either the related option or the tandem SARs will cause a corresponding reduction in the number of shares remaining subject to the option or the tandem SARs, thus maintaining a balance between outstanding options and SARs.

         RESTRICTED  STOCK  PURCHASE   AGREEMENTS.   Restricted  stock  purchase
agreements provide for the sale by the Company of shares of Common Stock at prices to be determined by the Board, which shares shall be subject to restrictions on disposition for a stated period during which the purchaser must continue employment with the Company in order to retain the shares. Payment can be made in cash, a promissory note or a combination of both. If termination of employment occurs for any reason within six months after the date of purchase, or for any reason other than death or by retirement with the consent of the Company after the six-month period but prior to the time that the restrictions on disposition lapse, the Company shall have the option to reacquire the shares at the original purchase price.

         Upon   expiration  of  the   applicable   restricted   period  and  the
satisfaction of any other applicable conditions, all or part of the restricted shares and any dividends or other distributions not distributed to the holder (the "retained distributions") thereon will become vested. Any restricted shares and any retained distributions thereon which do not so vest will be forfeited to the Company. If prior to the expiration of the restricted period a holder is terminated without cause or because of a total disability (in each case as defined in the Management Plan), or dies, then, unless otherwise determined by the Administrator at the time of the grant, the restricted period applicable to each award of restricted shares will thereupon be deemed to have expired.

Unless the Administrator determines otherwise, if a holder's employment terminates prior to the expiration of the applicable restricted period for any reason other than as set forth above, all restricted shares and any retained distributions thereon will be forfeited.

         Accelerating of the vesting of the awards made under the provisions of the Management Plan shall occur on the first day following the occurrence of any of the following: (a) the approval by the stockholders of the Company of an Approved Transaction; (b) a Control Purchase; or (c) a Board Change. An "Approved Transaction" is defined as (A) any consolidation or merger of the Company in which the Company is not the continuing or surviving corporation or pursuant to which shares of Common Stock would be converted into cash, securities or other property other than a merger of the Company in which the holders of Common Stock immediately prior to the merger have the same proportionate ownership of common stock of the surviving corporation immediately after the merger, or (B) any sale, lease, exchange, or other transfer (in one transaction or a series of related transactions) of all, or substantially all, of the assets of the Company, or (C) the adoption of any plan or proposal for the liquidation or dissolution of the Company. In addition, vesting will accelerate in the event the Company fails to renew Mr. Wilson's employment agreement at the conclusion of the term thereon on December 31, 1993 on terms identical to those in his present employment agreement.

         A "Control Purchase" is defined as circumstances in which any person (as such term is defined in Sections 13(d)(3) and 14(d)(2) of the Exchange Act), corporation or other entity (other than the Company or any employee benefit plan sponsored by the Company) (A) shall purchase any Common Stock of the Company (or securities convertible into the Company's Common Stock) for cash, securities or any other consideration pursuant to a tender offer or exchange offer, without the prior consent of the Board of Directors, or (B) shall become the "beneficial owner"

(as such term is defined in Rule 13d-3 under the Exchange Act), directly or indirectly, of securities of the Company representing twenty-five percent (25%) or more of the combined voting power of the then outstanding securities of the Company ordinarily (and apart from rights accruing under special circumstances) having the right to vote in the election of directors (calculated as provided in paragraph (d) of such Rule 13d-3 in the case of rights to acquire the Company's securities).

         A "Board Change" is defined as circumstances in which, during any period of two consecutive years or less, individuals who at the beginning of such period constitute the entire Board shall cease for any reason to constitute a majority thereof unless the election, or the nomination for election by the Company's stockholders, of each new director was approved by a vote of at least a majority of the directors then still in office.

NON-EMPLOYEE DIRECTOR STOCK OPTION PLAN

         At the Annual Meeting held on August 11, 1995, the Board of Directors presented for approval of the Stockholders the Non-Employee Director Stock Option Plan (the "Director Plan"), which approval was granted. The Director Plan provides for issuance of a maximum of 75,000 shares of Common Stock upon the exercise of stock options granted under the Director Plan. Options may be granted under the Director Plan until August 11, 2005 to (i) non-employee Directors as defined and (ii) members of any advisory board established by the Company who are not full time employees of the Company or any of its subsidiaries. The Director Plan provides that each non-employee Director will automatically be granted an option to purchase 5,000 shares of the Company's Common Stock upon joining the Board of Directors (or, for those persons who are directors on the date of approval of the Director Plan by the Stockholders, on such date), and options to purchase 3,000 shares on each anniversary of the initial date of service or date of approval, as the case may be.

         Under the terms of the Director Plan, the sum of the number of shares to be received upon any grant multiplied by the fair market value of each share at the time of the grant may not exceed $75,000. All awards shall be reduced to the extent that they exceed such amount. The exercise price for options granted under the Director Plan shall be 100% of the fair market value of the Common Stock on the date of grant (or if there is no closing price for such date of grant, then the last preceding business day on which there was a closing price). The "fair market value" shall mean (i) the closing price of a share of Common Stock on the American Stock Exchange ("AMEX") or other national securities exchange; or (ii) if the Company's Common Stock is not listed for trading on the AMEX or other national securities exchange, then the closing bid price of a share of Common Stock on the Nasdaq National Market System or Nasdaq SmallCap Market (together referred to as "NASDAQ"); or (iii) in the event the Common Stock is not traded on either the AMEX or the NASDAQ, the fair market value shall be the price of the Common Stock as reported by the National Quotation Bureau, Inc., or a market maker of the Company's Common Stock; or (iv) if the Common Stock is not quoted by any of the above, by the Board of Directors acting in good faith. Until otherwise provided in the Director Plan, the exercise price of options granted under the Director Plan must be paid at Company (the "Committee"). The Committee has no discretion to determine which non-employee director will receive options or the number of shares subject to the option, the term of the option or the exercisability of the option. However, the Committee will make all determinations of the interpretation of the Director Plan. Options granted under the Director Plan do not qualify for incentive stock option treatment. As of March 1, 1996, there were outstanding options to purchase 15,000 and 10,000 shares under the Director Plan, at an exercise price of $8.00 and $10.50 per share, respectively.

EMPLOYEE 401(K) PLAN

         The Company established a 401(k) Profit Sharing Plan and Trust through the adoption of the Dun & Bradstreet Pension Services, Inc. Non-Standardized 401(k) Profit Sharing Plan and Trust (the "Plan"). The Plan is effective January 1, 1996 and covers all employees of the Company. Each present employee or new hire is eligible to participate in the Plan after one year of service. Each eligible employee may elect to voluntarily contribute out of his or her compensation amount ranging from 1% to 15% of compensation. The Company, though not required, may elect to make a matching contribution equal to a discretionary percentage, to be determined by the Company, of the employees' salary contributions. Vesting of a participant's interest in the Plan is in accordance with a schedule of vesting ranging from 20% after two years of service to 100% after six years of service.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
         OWNERS AND MANAGEMENT

         The following table sets forth certain information as of March 1, 1995 with respect to the ownership of Common Stock by (i) the persons (including any "group" as that term is used in Section 13(d)(3) of the Securities Exchange Act of 1934, as amended), known by the Company to be the beneficial owner of more than five percent of any class of the Company's voting securities, (ii) each director and each officer identified in the Summary Compensation Table, and
(iii) directors and executive officers as a group:

                   [BALANCE OF PAGE INTENTIONALLY LEFT BLANK]

                                         Amount of
                                         and Nature of
Name and Address of                      Beneficial                 Percentage
Beneficial Owner                         Ownership                  of Class
-------------------                      --------------             ------------
Lawrence M. Barnett                       26,885(l)(2)               1.7%
1129 N.McDowell Blvd
Petaluma, CA  94954

Bruce A. Wilson                          124,600(3)(4)               7.4%
1129 N.McDowell Blvd
Petaluma, CA  94954

Robert Fagenson                           23,125(5)                  1%
19 Rector Street
New York, NY  10006

Starr Securities, Inc.                   111,048(6)                  7.2%
19 Rector Street
New York, NY 10006

Paul Bluhdorn                            181,256(7)                 10.8%
P.O. Box 7854
Burbank, CA 91510

Mark S. Siegel                            70,062(8)                  4.6%
P.O. Box 7854
Burbank, CA 91510

Yvette Bluhdorn                           71,738(8)(9)               4.7%
P.O. Box 7854
Burbank, CA 91510

Estate of
Ludwig Jesselson                         182,071(10)(11)            10%
1301 Avenue of the
 Americas
New York, NY 10019

Michael Jesselson                         92,062(10)(11)(12)         6%
1301 Avenue of the
 Americas
New York, NY 10019

Ricky Williams                            45,000(13)                 2.4%
1129 N. McDowell Blvd
Petaluma, CA 94954

                                         Amount of
                                         and Nature of
Name and Address of                      Beneficial                 Percentage
Beneficial Owner                         Ownership                  of Class
-------------------                      --------------             ------------
M. Scott Foster                           62,500(14)                 3.3%
1129 N. McDowell Blvd
Petaluma, CA 94954

All Officers and Directors
as a Group (5 persons in
number)(1)(2)(3)(4)(13)(14)              511,243                    25.2%

---------
(1) Includes 6,885 shares held of record by the Barbell Family Trust, of which Mr. Lawrence M. Barnett is both a trustee and a beneficiary.

(2) Includes 15,000 vested and presently exercisable options and options to purchase 5,000 shares of Common Stock not presently vested.

(3) Includes 72,000 vested and presently exercisable options and excludes options to purchase 63,000 shares of Common Stock not presently vested.

(4) Includes 40,000 restricted shares subject to vesting at the rate of 4,000 shares per year on December 31st in each year.

(5) Includes vested options to purchase 15,000 shares of the Company's Common Stock and excludes unvested options to purchase 5,000 shares.

(6) Based upon (i) information contained in an amendment to a Schedule 13D dated March 3, 1992 filed on behalf of Starr Securities, Inc. ("Starr") and its shareholders as members of a group (the "Starr 13D") and (ii) records of the Company indicating a transfer by Starr of 12,500 Warrants included in the Starr 13D. Includes 91,628 shares of Common Stock owned of record by Starr. According to the Starr 13D, Starr is a registered broker-dealer and the share ownership reported therein does not include shares held by Starr in its trading account.

(7) Based on information contained in an amendment to a Schedule 13D dated January 27, 1993 (the "Bluhdorn 13D"), filed on behalf of Paul Bluhdorn, Yvette Bluhdorn and Mark Siegel. Includes 31,250 shares of the Company's Common stock owned by Mr. Bluhdorn, and 150,006 shares of Common Stock issuable upon conversion of 150,006 shares of Series D Preferred Stock owned by Mr. Bluhdorn. Does not include shares of Common Stock owned by Mrs. Bluhdorn or Mr. Siegel, as to which shares of Common Stock Mr. Bluhdorn disclaims beneficial ownership.

(8) Based on information contained in the Bluhdorn 13D and the corporate records of the Company.

(9) Based on information contained in the Bluhdorn 13D and the corporate records of the Company. Does not include shares of Common Stock owned by Mr. Bluhdorn and Mr. Siegel as to which shares of Common Stock Mrs. Bluhdorn disclaims beneficial ownership.

(10) Ludwig Jesselson died on April 3, 1993. Mr. Michael Jesselson is one of four Executors of the estate of Mr. Jesselson. As Executor, Mr. Michael Jesselson retains the authority with regard to the disposition of the shares.

(11) Based on information contained in an amendment to a Schedule 13D dated September 21, 1995 (the "Jesselson 13D") on behalf of Ludwig Jesselson, Michael Jesselson, and the Estate of Ludwig Jesselson. Includes 175,488 shares of the Company's Common Stock owned by Ludwig Jesselson and 6,583 shares of the Common Stock owned by a trust created under the will of Ludwig Jesselson, of which Michael Jesselson is the former trustee. Does not include 92,062 shares of Common Stock owned by Michael Jesselson, as to which shares of Common Stock Ludwig Jesselson disclaims beneficial ownership.

(12) Based on information contained in the Jesselson 13D. Does not include 229,821 shares of Common Stock beneficially owned by Ludwig Jesselson, as to which shares of Common Stock Michael Jesselson had disclaimed beneficial ownership. To the extent Michael Jesselson may be a beneficiary under the Estate of Ludwig Jesselson, Michael Jesselson may be considered an indirect beneficial owner of these shares.

(13) Includes 45,000 vested and presently exercisable options and excludes options to purchase 10,000 shares of Common Stock not presently vested.

(14) Includes 62,500 vested and presently exercisable options, and excludes options to purchase 40,000 shares of Common Stock not presently vested.


Item 12. Certain Relationships and Related Transactions

         For information concerning the employment agreements of Bruce A. Wilson, Lawrence M. Barnett, Rick Williams and M. Scott Foster, see Item 10 "Executive Compensation".

         For information concerning the issuance of 60,000 restricted shares to Mr. Bruce A. Wilson, see Item 10 "Executive Compensation". On August 19, 1994, there was granted to Mr. Robert Fagenson, a Director of the Company, options to purchase 15,000 shares of the Company's Common Stock through August 19, 1999 at an exercise price of $8 per share. The grant of these options was for past service by Mr. Fagenson as a non-employee Director. Mr. Fagenson additionally receives an annual director's fee of $6,000.

         On August 11, 1995, upon adoption by the Company's shareholders of a Non-Employee Director Stock Option Plan, Messrs. Fagenson and Jesselson were each granted 5,000 options under the Director Plan. In addition, each will receive automatic annual grants of 3,000 options as provided for in the Director Plan.

ITEM 13. EXHIBITS, LIST AND
                  REPORTS ON FORM 8-K


(A)      1.  Financial Statements

         See Index to Financial Statements Attached hereto.

         2.  Financial Statement Schedules

         See Index to Financial Statements attached hereto.

         3.  Exhibits:

         Incorporated by reference to the Exhibit Index at the end of this Report.

(B)      Reports on Form 8-K

         During the last quarter of the period covered by this Report, no reports on Form 8-K were filed by the Registrant.


                   [BALANCE OF PAGE INTENTIONALLY LEFT BLANK]

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        HEALTHY PLANET PRODUCTS, INC.


                                        By \s\ Bruce A. Wilson
                                          ----------------------------
                                        Bruce A. Wilson
                                        President, Chief Executive, Chief
                                          Operating and Chief Financial
                                          Officer, and Principal Accounting
                                          Officer

Dated:  March 21, 1996


         In accordance with the Exchange Act, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



 \s\ Lawrence M. Barnett                              March 21, 1996
-----------------------------
Lawrence M. Barnett
 Chairman of the Board



 \s\ Bruce A. Wilson                                  March 21, 1996
-----------------------------
Bruce A. Wilson
 President, Chief Executive,
 Chief Operating and Chief
 Financial Officer, and
 Director



 \s\ Robert Fagenson                                  March 21, 1996
-----------------------------
Robert Fagenson
 Director

 \s\ M. Scott Foster                                  March  21, 1996
-----------------------------
M. Scott Foster
 Director, Vice President-Sales



 \s\ Michael Jesselson                                March  21, 1996
-----------------------------
Michael Jesselson
 Director

                                 EXHIBIT INDEX

         The exhibits designated with an asterisk (*) have previously been filed with the Commission and, pursuant to 17 C.F.R. Secs. 201.24 and 240.12b-32, are incorporated by reference to the document referenced in brackets following the descriptions of such exhibits.

Exhibit
  No.                               Description
-------                             -----------

 2.1* Certificate of Merger of Carolyn Bean Publishing, Ltd. (California) and Carolyn Bean Publishing, Ltd. (Delaware) [Exhibit 2.1 to Registration Statement on Form S-18, File No. 2-97768]

 3.1*    Amended  and  Restated   Certificate  of  Incorporation  of  Registrant
         [Exhibit 3 to Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1990]

 3.2* Certificate of Amendment of Certificate of Incorporation filed on August 2, 1993 effecting change in Registrant's name to Healthy Planet Products, Inc. [Exhibits 3.2 to Annual Report on Form 10-KSB for the year ended December 31, 1993]

 3.3* By-Laws [Exhibit 3.2 to Registration Statement on Form S-18, File No. 2-97768]

 4.1* Form of Common Stock Certificate [Exhibit 4 to Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1990]

 4.3* Rights, Designation and Preferences of Series B Preferred Stock [Exhibit 4 Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1990]

 4.4* Form of Rights, Designation and Preferences of Series D Preferred Stock [Exhibit 4 to Current Report on Form 8-K dated January 8, 1993]

10.1* Form of Employment Agreement between Registrant and Bruce A. Wilson [Exhibit 10.1 to Current Report on Form 8-K dated December 21, 1990]

10.2* Form of Employment Agreement between Registrant and Lawrence M. Barnett [Exhibit 10.2 to Current Report on Form 8-K dated December 21, 1990]

10.3* Extension Agreements dated February 24, 1993 between Registrant and Bruce Wilson and Lawrence Barnett extending Employment Agreements [Exhibit 10.3 to Annual Report on Form 10-KSB dated March 22, 1993]

10.4* Extension and Modification Agreement dated September 10, 1993 extending Employment Agreement of Rick Williams [Exhibit 10.1 to Current Report on Form 8-K dated September 24, 1993]

10.5* Modification to Employment Agreement of M. Scott Foster [Exhibit 10.2 to Current Report on Form 8-K dated September 24, 1993]

10.6* Modification to Employment Agreement of Bruce A. Wilson [Exhibit 10 to Current Report on Form 8-K dated November 3, 1993]

10.7* License Agreement between Registrant and Sierra Club dated December 30, 1995 [Exhibit 10.1 to Current Report on Form 8-K dated January 24, 1995]

10.8* License Agreement between Registrant and The Wilderness Society dated June 24, 1995 [Exhibit 10.1 to Current Report on Form 8-K dated July 1, 1994]

10.9* License Agreement between Registrant and the American Lung Association dated June 27, 1994 [Exibit 10.2 to Current Report on Form 8-K dated July 1, 1994]

10.10* License Agreement between Registrant and The Marine Mammal Center dated July 28, 1994

10.11* Lease for premises 1129 North McDowell Boulevard, Petaluma, California 94954 [Exhibit 10 to Current Report on Form 8-K dated December 26, 1991]

10.12* License Agreement between Registrant and Twin Oaks Publishing Limited dated December 18, 1995 [Exhibit 10.1 to Current Report on Form 8-K dated December 18, 1995]

11.0     Computation of Earnings per Common Share

23.0 Consent of Moss Adams, Independent Auditors, to the incorporation by reference in the Registration Statement of Healthy Planet Products, Inc. on Form S-8 (File No. 33-84740) of their report dated February 28, 1995

27.      Financial Data Schedule

28.1* Registrant's 1991 Senior Management Incentive Plan [Exhibit 28 to Form 8-K dated June 27, 1991]

28.2*    Registrant's Non-Employee Director Stock Option Plan

                          HEALTHY PLANET PRODUCTS, INC.

                          INDEX TO FINANCIAL STATEMENTS

                                                                          PAGE
                                                                          -----
Independent Auditor's Report                                             F - 1

Balance Sheets - December 31, 1994 and 1995                              F - 2

Statements of Income -
  Years ended December 31, 1994 and 1995                                 F - 3

Statements of Shareholders' Equity -
  Years ended December 31, 1994 and 1995                                 F - 4

Statements of Cash Flows -
  Years ended December 31, 1994 and 1995                                 F - 5

Notes to Financial Statements                                            F - 6
                                                                           to
                                                                         F -13

MOSS-ADAMS LLP
--------------------------------------------------------------------------------
CERTIFIED PUBLIC ACCOUNTANTS                 438 First Street, Suite 320
                                             Santa Rosa, CA 95401-6339

                                             Phone 707.527.0800
                                             FAX 707.575.1712

                                             Offices in Principal Cities of
                                             Washington, Oregon and California



                          INDEPENDENT AUDITOR'S REPORT


To the Shareholders and Board of Directors
Healthy Planet Products, Inc.


We have audited the accompanying balance sheets of Healthy Planet Products, Inc., as of December 31, 1995 and 1994, and the related statements of income, shareholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Healthy Planet Products, Inc., as of December 31, 1995 and 1994, and the results of its operations and its cash flows for the years then ended, in conformity with generally accepted accounting principles.


                                               /S/ MOSS ADAMS LLP

Santa Rosa, California
February 2, 1996


A member of
Moores
Rowland
International

An association of independent
accounting firms throughout the world.



                                                HEALTHY PLANET PRODUCTS, INC.

                                                       BALANCE SHEETS

                                                                                                       December 31,
                                                                                            ----------------------------------
                                                                                                 1994                1995
                                                                                             -----------          -----------
                                                           ASSETS

CURRENT ASSETS
   Cash and cash equivalents                                                                 $ 2,547,500          $ 4,142,100
   Accounts receivable                                                                         1,009,800              736,500
   Inventories                                                                                   694,700              905,300
   Prepaid expenses                                                                               26,000               33,200
   Deferred income taxes                                                                         450,000              740,000
                                                                                             -----------          -----------

         Total current assets                                                                  4,728,000            6,557,100
                                                                                             -----------          -----------

PROPERTY AND EQUIPMENT                                                                           228,300              444,900
                                                                                             -----------          -----------

OTHER ASSETS
   Deferred income taxes                                                                         560,000            1,283,000
   Intangible assets                                                                             105,400              116,900
   Other                                                                                         102,800               16,400
                                                                                             -----------          -----------

                                                                                                 768,200            1,416,300
                                                                                             -----------          -----------

         Total assets                                                                        $ 5,724,500          $ 8,418,300
                                                                                             ===========          ===========

                                            LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
   Accounts payable                                                                          $   226,200          $   293,900
   Royalties payable                                                                              80,200                8,600
   Commissions payable                                                                           123,900              156,000
   Income taxes payable                                                                             -                   9,600
   Accrued wages, bonuses and payroll taxes                                                      126,300              131,500
   Accrued liabilities                                                                            30,900               17,900
   Accrued rent payable                                                                             -                  90,400
                                                                                             -----------          -----------

         Total current liabilities                                                               587,500              707,900
                                                                                             -----------          -----------

ACCRUED RENT PAYABLE                                                                              86,900                 -
                                                                                             -----------          -----------

SHAREHOLDERS' EQUITY
   Common stock, $.01 par value, 12,000,000 shares
      authorized, 1,522,216 and 1,744,028 shares
      issued and outstanding, respectively                                                        15,200               17,400
   Preferred stock, with aggregate liquidation
      preference totaling $1,401,400                                                              36,600               25,600
   Additional paid-in capital                                                                 11,665,400           12,189,600
   Accumulated deficit                                                                        (6,667,100)          (4,522,200)
                                                                                             -----------          -----------

         Total shareholders' equity                                                            5,050,100            7,710,400
                                                                                             -----------          -----------

         Total liabilities and shareholders' equity                                          $ 5,724,500          $ 8,418,300
                                                                                             ===========          ===========

                                               The accompanying notes are an integral
                                                 part of these financial statements.


                                                HEALTHY PLANET PRODUCTS, INC.

                                                    STATEMENTS OF INCOME

                                                                                                   Year Ended December 31,
                                                                                                 ----------------------------
                                                                                                   1994              1995
                                                                                                ----------         ----------
Net sales                                                                                       $4,736,400         $5,892,300

Cost of goods sold                                                                               1,782,400          2,286,700
                                                                                                ----------         ----------

Gross profit                                                                                     2,954,000          3,605,600
                                                                                                ----------         ----------

Operating expenses
    Selling, shipping and marketing                                                                847,400            998,300
    General and administrative                                                                   1,398,900          1,580,800
                                                                                                ----------         ----------

                                                                                                 2,246,300          2,579,100
                                                                                                ----------         ----------

Operating income                                                                                   707,700          1,026,500
                                                                                                ----------         ----------

Other income (expense)
    Interest income                                                                                 49,500            129,700
    Other income                                                                                     1,300              5,500
                                                                                                ----------         ----------

                                                                                                    50,800            135,200
                                                                                                ----------         ----------

Income before income taxes                                                                         758,500          1,161,700

Income tax benefit                                                                                 349,200            983,200
                                                                                                ----------         ----------

Net income                                                                                       1,107,700          2,144,900

Dividends paid and accumulated on preferred stock                                                  (13,500)            (9,000)
                                                                                                ----------         ----------

Income applicable to common stock                                                               $1,094,200         $2,135,900
                                                                                                ==========         ==========

Earnings per share                                                                              $      .56         $    1.05
                                                                                                ==========         ==========

Weighted average common shares and equivalents outstanding                                       1,952,509          2,041,645
                                                                                                ==========         ==========

                                               The accompanying notes are an integral
                                                 part of these financial statements.

                                                             F - 3



                                                  HEALTHY PLANET PRODUCTS, INC.

                                               STATEMENTS OF SHAREHOLDERS' EQUITY


                                                                                            PREFERRED STOCK
                                                                      -----------------------------------------------------------
                                                  COMMON STOCK                  SERIES B                       SERIES D
                                        ---------------------------   ----------------------------   ----------------------------
                                            SHARES        AMOUNT           SHARES      AMOUNT           SHARES          AMOUNT
                                        ------------   ------------   ------------    ------------   ------------    ------------
Balance,
  December 31, 1993                        1,516,382   $     15,100          1,251    $        100        371,009    $     37,100

Net income for the year
  ended December 31, 1994                       --             --             --              --             --              --

Conversion of Series D
  Preferred stock to common stock              5,834            100           --              --           (5,834)           (600)

Vesting of 4,000 restricted
  shares of common stock                        --             --             --              --             --              --
                                        ------------   ------------   ------------    ------------   ------------    ------------

Balance,
  December 31, 1994                        1,522,216   $     15,200          1,251    $        100        365,175    $     36,500
                                        ------------   ------------   ------------    ------------   ------------    ------------

Net income for the year
  ended December 31, 1995                       --             --             --              --             --              --

Conversion of Series D
  Preferred stock to common stock            110,500          1,100           --              --         (110,500)        (11,000)

Conversion of Series B
  Preferred stock to common stock              8,334            100           (417)           --             --              --

Vesting of 4,000 restricted
  shares of common stock                        --             --             --              --             --              --

Exercise of employee stock options            60,000            600           --              --             --              --

Exercise of warrants                          42,978            400           --              --             --              --

Cost of registration of warrants                --             --             --              --             --              --
                                        ------------   ------------   ------------    ------------   ------------    ------------

Balance, December 31, 1995                 1,744,028   $     17,400            834    $        100        254,675    $     25,500
                                        ============   ============   ============    ============   ============    ============


                                               The accompanying notes are an integral
                                                 part of these financial statements.


                                        ADDITIONAL
                                          PAID-IN        ACCUMULATED
                                         CAPITAL           DEFICIT
                                         ------------    ------------


Balance,
  December 31, 1993                      $ 11,642,400    $ (7,774,800)

Net income for the year
  ended December 31, 1994                        --         1,107,700

Conversion of Series D
  Preferred stock to common stock                 500            --

Vesting of 4,000 restricted
  shares of common stock                       22,500            --
                                         ------------    ------------

Balance,
  December 31, 1994                      $ 11,665,400    $ (6,667,100)
                                         ------------    ------------

Net income for the year
  ended December 31, 1995                        --         2,144,900

Conversion of Series D
  Preferred stock to common stock               9,900            --

Conversion of Series B
  Preferred stock to common stock                (100)           --

Vesting of 4,000 restricted
  shares of common stock                       22,500            --

Exercise of employee stock options            295,600            --

Exercise of warrants                          245,300            --

Cost of registration of warrants              (49,000)           --
                                         ------------    ------------

Balance, December 31, 1995               $ 12,189,600    $ (4,522,200)
                                         ============    ============




                     The accompanying notes are an integral
                       part of these financial statements.


                                                HEALTHY PLANET PRODUCTS, INC.

                                                  STATEMENTS OF CASH FLOWS


                                                                                                  Year Ended December 31,
                                                                                             ---------------------------------
                                                                                                 1994                 1995
                                                                                              ----------           -----------
CASH FLOWS FROM OPERATING ACTIVITIES
    Net income                                                                                $1,107,700          $ 2,144,900
    Adjustments to reconcile net income
        to net cash provided by operating
        activities:
           Depreciation and amortization                                                         111,400              145,900
           Change in allowance for doubtful
              accounts and returns                                                                51,200              302,800
           Grant of restricted shares                                                             22,500               22,500
           Deferred income taxes                                                                (350,000)          (1,013,000)
    Changes in:
        Accounts receivable                                                                     (677,100)             (29,500)
        Inventories                                                                              (70,800)            (210,600)
        Advance on royalties                                                                       8,400                 -
        Prepaid expenses                                                                          50,400               (7,200)
        Accounts payable                                                                         (91,100)              67,700
        Royalties payable                                                                        (31,600)             (71,600)
        Commissions payable                                                                       (4,900)              32,100
        Income taxes payable                                                                        -                   9,600
        Accrued wages, bonuses and payroll taxes                                                  35,100                5,200
        Accrued liabilities                                                                       (5,000)             (13,000)
        Accrued rent payable                                                                      18,600                3,500
                                                                                              ----------          -----------

                 Net cash provided by operating activities                                       174,800            1,389,300
                                                                                              ----------          -----------

CASH FLOWS FROM INVESTING ACTIVITIES
    Purchase of property and equipment                                                          (161,400)            (306,500)
    Increase in publishing rights                                                                (78,000)             (67,500)
    Other                                                                                        (86,800)              86,400
                                                                                              ----------           -----------

                 Net cash used by investing activities                                          (326,200)            (287,600)
                                                                                              ----------          -----------

CASH FLOWS FROM FINANCING ACTIVITIES
    Costs of registration of warrants                                                               -                 (49,000)
    Proceeds from exercise of warrants                                                              -                 245,700
    Proceeds from exercise of employee stock options                                                -                 296,200
                                                                                              ----------          -----------

                 Net cash provided by financing activities                                          -                 492,900
                                                                                              ----------          -----------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                                (151,400)           1,594,600

CASH AND CASH EQUIVALENTS
    Beginning of year                                                                          2,698,900            2,547,500
                                                                                              ----------          -----------

    End of year                                                                               $2,547,500          $ 4,142,100
                                                                                              ==========          ===========

                                               The accompanying notes are an integral
                                                 part of these financial statements.

                          HEALTHY PLANET PRODUCTS, INC.

                          NOTES TO FINANCIAL STATEMENTS

                           December 31, 1995 and 1994


NOTE 1 - NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     (a) Nature of business - Healthy Planet Products designs, publishes, markets and distributes greeting cards, stationery and other gift items throughout the United States and Canada. The Company's products are marketed to over 4,800 retail sales outlets. A small portion of Company sales are the result of direct response catalog sales. The majority of the Company's sales are in the Sierra Club's line of blank notes and holiday greeting cards.

         (b) Inventory - Inventory is stated at the lower of cost (first-in, first-out method) or market.

         (c) Property and equipment - Property and equipment are stated at cost and are depreciated and amortized using the straight-line method over the estimated useful lives of the assets or over the period of the lease. Additions or improvements to property and equipment are capitalized at cost, while maintenance and repair expenditures are charged to operations. Estimated useful lives are as follows:

          Machinery, equipment and leasehold
            improvements                                           3 to 7 years
          Color separations                                             3 years
          Furniture and fixtures                                        5 years
          Computer software                                             5 years

         (d) Royalties - The Company pays royalties to licensors and artists for use of their names, logos and card designs based on actual volume of cards sold.

     (e) Income taxes - The provision for income taxes is based on pre-tax earnings reported in the financial statements, adjusted for requirements of current tax law, plus the change in deferred taxes. Deferred tax assets and liabilities are recognized using enacted tax rates and reflect the expected future tax consequences of temporary differences between the recorded amounts of assets and liabilities for financial reporting purposes and tax basis of such assets and liabilities and future benefits from net operating loss carryforwards and other expenses previously recorded for financial reporting purposes. Income taxes are described further in Note 6.

         (f) Other assets - Publishing rights consist of costs incurred to obtain images for use on the Company's products. Such costs are capitalized and amortized over three years.

         (g) Earnings per share - Earnings per share have been computed by dividing net earnings, after reduction for paid and accumulated preferred stock dividends, by the weighted average number of common shares and equivalents outstanding. Common share equivalents included in the computation represent shares issuable upon the assumed conversion of convertible preferred stock and exercise of stock options and warrants which would have a dilutive effect on earnings. Net earnings were reduced for preferred stock dividends paid and/or accumulated in 1995 and 1994, by $9,000 and $13,500, respectively.

                          HEALTHY PLANET PRODUCTS, INC.

                           December 31, 1995 and 1994


NOTE 1 - NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

         (h) Concentrations of risk - Financial instruments potentially subjecting the Company to concentrations of credit risk consist primarily of bank demand deposits in excess of FDIC insurance thresholds and trade receivable balances of the Company's largest customers. Cash equivalents consist of CD's at various financial institutions and are within FDIC insurance thresholds. Receivables are not collateralized, but the Company conducts frequent credit checks on customers with material balances.

         (i) Use of estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires the Company make estimates and assumptions affecting the reported amounts of assets, liabilities, revenues and expenses, and disclosure of contingent assets and liabilities. The amounts estimated could differ from actual results.

     (j) Advertising - Costs associated with the production of catalogs are capitalized and amortized over the expected life of the catalog of 1-2 years. All other advertising costs are expensed as incurred. Advertising expense totaled $24,800 and $29,500 for the years ended December 31, 1995 and 1994, respectively.

         (k) Stock-based compensation - The Financial Accounting Standards Board has recently issued Statement of Financial Accounting Standards No. 123 (SFAS
123), Accounting for Stock-Based Compensation. This standard will become effective for the year ending December 31, 1996, although earlier application is permitted. The Company has determined that it will implement the new standard in 1996. Under SFAS 123, a fair value method is used to determine compensation cost for stock options or similar equity instruments. Compensation is measured at the grant date and is recognized over the service or vesting period. Under the current accounting standard, compensation cost is the excess, if any, of the quoted market price of the stock at a measurement date over the amount that must be paid to acquire the stock.

         The new standard would allow the Company to continue to account for stock-based compensation under the current standard, with disclosure of the effects of the new standard, or adopt a fair value based method of accounting. The Company has not yet decided which method will be utilized, nor has it determined the impact, if any, that adoption of the new standard will have on the financial condition and results of operations. However, management believes the effect of the new accounting standard will not be significant.

NOTE 2 - ACCOUNTS RECEIVABLE

         Accounts receivable consist of the following:

                                                        December 31,
                                               ------------------------------
                                                  1994              1995
                                               ----------         ----------

         Accounts receivable                   $1,214,000         $1,243,500
         Less allowances for doubtful
            accounts and returns                 (204,200)          (507,000)
                                               ----------         ----------

                                               $1,009,800         $  736,500
                                               ==========         ==========

                          HEALTHY PLANET PRODUCTS, INC.

                           December 31, 1995 and 1994


NOTE 3 - INVENTORIES

         Inventories consist of the following:
                                                           December 31,
                                                     --------------------------
                                                         1994           1995
                                                      ---------      ----------
                Raw materials                        $    6,300      $   36,800
                Work-in-process                         508,100         539,200
                Finished goods                          180,300         329,300
                                                     ----------      ----------

                                                     $  694,700      $  905,300
                                                     ==========      ==========


NOTE 4 - PROPERTY AND EQUIPMENT

                Property and equipment consist of the following:

                Machinery, equipment and
                    leasehold improvements           $  479,100      $  748,900
                Color separations                       280,700         317,400
                Furniture and fixtures                   72,700          72,700
                Computer software                        38,200          38,200
                                                     ----------      ----------

                                                        870,700       1,177,200
                Less accumulated depreciation
                     and amortization                  (642,400)       (732,300)
                                                     ----------      ----------

                                                     $  228,300      $  444,900
                                                     ==========      ==========


NOTE 5 - INTANGIBLE ASSETS

                Intangible assets consist of the following:

                Publishing rights                    $  309,300      $  376,800

                Less accumulated amortization          (203,900)       (259,900)
                                                     ----------      ----------

                                                     $  105,400      $  116,900
                                                     ==========      ==========


NOTE 6 - INCOME TAXES

                Income taxes consist of the following:
                                                       Year Ended December 31,
                                                     ---------------------------
                                                         1994           1995
                                                     -----------     ----------
                Current
                   Federal                           $  -            $   29,000
                   State                                    800             800
                                                     ----------      ----------

                                                            800          29,800
                                                     ----------      ----------

                          HEALTHY PLANET PRODUCTS, INC.

                           December 31, 1995 and 1994


NOTE 6 - INCOME TAXES (Continued)
                                                      Year Ended December 31,
                                                 ------------------------------
                                                    1994                 1995
                                                 ---------          -----------
         Deferred
            Current                              $(390,000)         $  (290,000)
            Non-current                             40,000             (723,000)
                                                 ---------          -----------

                                                  (350,000)          (1,013,000)
                                                 ---------          -----------

                                                 $(349,200)         $  (983,200)
                                                 =========          ===========

         The difference between the actual income tax benefit and the tax benefit computed by applying the statutory federal income tax rate to earnings before taxes is attributable to the following:

                                                    Year Ended December 31,
                                                   --------------------------
                                                    1994               1995
                                                   ------             -------

          Income tax provision                     34.0 %             34.0 %
          State taxes                               9.3                9.3
          Recognition of net operating
             loss carryforward                    (43.3)               -

          Change in deferred tax asset
             valuation allowance                  (46.8)            (139.0)
          Change in allowance for doubtful
             accounts and returns                   3.0               11.0

          Other                                    (2.2)               (.3)
                                                  -----             ------

                                                  (46.0)%            (85.0)%
                                                  =====             ======

         At December 31, 1995, the Company had available net operating loss carryovers of approximately $5,090,000 to be applied against future federal taxable income. Due to a change in ownership during 1988, $3,339,000 of these amounts are subject to a Section 382 limitation of a maximum of $476,950 per year. The remaining amount is available to be used without yearly limitation. For federal tax purposes, net operating losses expire as follows:

          Year Ending December 31,
          ------------------------
                  2000                                   $  502,000
                  2001                                      745,000
                  2002                                    2,092,000
                  2003                                       34,000
                  2004                                    1,300,000
                  2005                                      385,000
                  2006                                       32,000
                                                         ----------

                                                         $5,090,000
                                                         ==========

                          HEALTHY PLANET PRODUCTS, INC.

                           December 31, 1995 and 1994


NOTE 6 - INCOME TAXES (Continued)

         The Company has available approximately $15,600 and $6,300 of federal and California investment tax credits, respectively, which can be carried forward and offset against future income taxes.


         Temporary differences and carryforwards which give rise to deferred tax assets at December 31, are as follows:

                                                                                          December 31,
                                                                                -------------------------------
                                                                                    1994               1995
                                                                                ----------          -----------

  Accounts receivable allowances                                                $   88,400          $   219,500

  Inventory reserve                                                                 35,000               32,900

  Benefits from net operating loss carryforward                                    316,200              497,300

  Other                                                                             10,400               (9,700)
                                                                                ----------          -----------

  Current deferred tax asset                                                    $  450,000          $   740,000
                                                                                ==========          ===========

  Depreciation and amortization                                                 $   23,600          $    25,300

  Benefits from net operating loss carryforward                                  2,165,600            1,233,100

  Other                                                                            (14,200)              24,600
                                                                                ----------          -----------

  Non current deferred tax asset                                                 2,175,000            1,283,000
                                                                                ----------          -----------

  Less valuation allowance                                                      (1,615,000)               -
                                                                                ----------          -----------

                                                                                $  560,000          $ 1,283,000
                                                                                ==========          ===========

     Management of the Company believes it is more likely than not that all net operating loss carryforwards will be utilized prior to expiration. Accordingly, the valuation allowance was eliminated in the third quarter of 1995.


NOTE 7 - LINE OF CREDIT

         The Company has available a revolving line of credit for up to $500,000 with interest at the bank's Index Rate plus 1.25%, collateralized by receivables, inventory, contract rights, equipment, and intangibles. This line matures May 31, 1996, and requires that the Company meet restrictions relating to key financial ratios. At December 31, 1995, the Company had no outstanding draws under this line-of-credit agreement.

                          HEALTHY PLANET PRODUCTS, INC.

                           December 31, 1995 and 1994


NOTE 8 - COMMITMENTS

         Leases - The Company leases office and warehouse space under an operating lease expiring March 1999, which includes scheduled base rent increases over the term of the lease. The total amount of the base rent payments is being charged to expense on the straight-line method over the term of the lease. Since the inception of the lease, the Company has recorded a deferred credit to reflect excess of rent expense over cash payments. Future minimum lease payments are as follows:

                Year Ending December 31,
                ------------------------
                          1996                         $208,200
                          1997                          223,200
                          1998                          238,200
                          1999                           60,500
                                                       --------

                                                       $730,100
                                                       ========

         Rent expense totaled $205,800 and $196,800 for the years ended December 31, 1995 and 1994, respectively.

         Subsequent to year end the Company entered into a new lease for warehouse and offices space. The lease term is for 10 years with annual minimum lease payments ranging from $317,800 to $602,900. The new lease releases the Company from all liability under the current lease.

         Employment Agreements - The Company entered into employment agreements expiring through December 31, 1999, with four key employees. Compensation related to these agreements amount to $364,100 for the year ending December 31, 1995.

         License Agreements - The Company has entered into licensing agreements with the Sierra Club, The Wilderness Society, The Marine Mammal Center and The Humane Society of the United States, expiring through December 31, 2005. The agreements call for royalty payments of 2% - 10% of net sales, as defined in the agreements, subject to minimum cumulative royalties of $4,374,700, over the life of these agreements. Options exist to extend the terms of certain agreements. Sales under the Sierra Club agreement accounted for 85% and 83% of total sales for the years ended December 31, 1995 and 1994, respectively.


NOTE 9 - MAJOR SUPPLIERS

         During the year ended December 31, 1995, the Company made 45.7%, 18.9% and 12.4% of its purchases from three suppliers. Amounts due to suppliers included in accounts payable totaled $174,200 at December 31, 1995.

                          HEALTHY PLANET PRODUCTS, INC.

                           December 31, 1995 and 1994


NOTE  10-CAPITAL STOCK

         Preferred Stock

                Preferred stock consists of the following:

                                                                                                          December 31
                                                                                                         --------------------
                                                                                                           1994         1995
                                                                                                         -------      --------
                Series B, $.10 par value, with aggregate liquidation  preference of $100,000, 14,250 shares authorized, 1,251 and 834
                   shares issued and outstanding, respectively                                           $   100      $   100

                Series D, $.10 par value, with aggregate liquidation  preference of $1,301,400, 371,009 shares authorized, 365,175 and 254,675 shares issued and outstanding,
                   respectively                                                                           36,500       25,500
                                                                                                         -------      -------

                                                                                                         $36,600      $25,600
                                                                                                         =======      =======

         Series B Preferred stock is non-voting and convertible into common stock at the rate of 4.40 shares of common stock for each share of preferred stock. It has a liquidating preference of $120 per share plus any cumulative but unpaid dividends over the holders of common stock. The stock carries a cumulative annual dividend of $10.80 per share, which is declared semi-annually. The Company may redeem stock upon 60 days' notice, plus cumulative but unpaid dividends, subject to the right of the stockholders to convert prior to the fixed date of redemption at $120 per share. At December 31, 1995, cumulative dividends totaled $52,500. During 1995, 417 shares of Series B Preferred Stock were converted to common stock.

         Series D Preferred stock has full voting rights at the rate of one vote per share and is convertible into common stock at the rate of one share of common stock for each share of preferred. The preferred stock has a liquidating preference of $5.11 per share and carries no dividend. During 1995, 110,500 shares of Series D Preferred stock were converted to common stock.


NOTE  11-STOCK OPTIONS AND WARRANTS

         The Company has a stock option plan which provides for the granting of qualified and non-qualified stock options, incentive stock rights, stock appreciation rights and restricted shares to officers, key employees and its public relations firm to purchase up to an aggregate of 465,000 shares of common stock. No options shall be granted under the Plan after 2001. The Company also has a stock option plan which provides for the granting of stock options to non-employee directors and members of any advisory boards, as defined in the agreement, to purchase up to an aggregate of 75,000 shares of common stock. No options shall be granted under the plan after 2005. During 1995, 10,000 options were granted and 60,000 options were exercised. At December 31, 1995, 249,000 common stock options were exercisable. In addition, 91,000 options become exercisable in 1996.

                          HEALTHY PLANET PRODUCTS, INC.

                           December 31, 1995 and 1994


NOTE  11-STOCK OPTIONS AND WARRANTS (Continued)

         In 1991, 60,000 shares of restricted shares were issued to an officer, vesting at 4,000 shares per year. Each year a cash bonus of 60% of the fair-market value of the vested shares is paid to the officer for his income tax liability related to the income attributable to vesting of shares.

         The Company has issued common stock warrants which entitle the holder to purchase up to 51,095 shares of common stock as follows: 12,500 shares exercisable at $5.20 per share through 1997; 6,920 shares exercisable at $1.60 per share through 1995; and 31,675 shares exercisable at $7.20 per share through 1998. During 1995, 42,978 of these warrants were exercised.

         The activity of the stock option plan and warrants is as follows:

                                                                          Shares Under         Shares Under       Restricted
                                                                             Warrants            Options            Shares
                                                                             -------             -------            ------

                Balance, December 31, 1993                                    51,095             375,000            48,000
                Granted                                                         -                 15,000              -
                Exercised                                                       -                   -                 -
                Vested                                                          -                   -               (4,000)
                                                                             -------             -------            ------

                Balance, December 31, 1994                                    51,095             390,000            44,000
                Granted                                                         -                 10,000              -
                Exercised                                                    (42,978)            (60,000)             -
                Vested                                                          -                   -               (4,000)
                                                                             -------             -------            ------

                Balance, December 31, 1995                                     8,117             340,000            40,000
                                                                             =======             =======            ======


NOTE 12 -       STATEMENTS OF CASH FLOWS

                Supplementary cash flow information includes the following:

                                                            December 31,
                                                          ---------------
                                                          1994       1995
                                                         ------     ------
                Cash paid during the year for:
                   Interest                             $ 2,400    $   -
                   Income taxes                             800     20,200

         Non-cash investing and financing activities for the year ended December 31, 1995 consisted of converting 110,500 shares of Series D Preferred stock to 110,500 shares of common stock and converting 417 shares of Series B Preferred Stock to 8,334 shares of common stock.


NOTE  13-MAJOR CUSTOMER

         Sales to a major customer was approximately $1,148,700 during the year ended December 31, 1995, representing 19.5% of total sales. At December 31,
1995, amounts due from this customer included in accounts receivable was $351,100.