Form 10QSB
period 1996-03-31
HEALTHY PLANET PRODUCTS INC
filed 1996-05-14
CIK 768260

GOLDSTEIN, AXELROD & DIGIOIA, LLP
                              369 Lexington Avenue
                            New York, New York 10017
                            Telephone (212) 599-3322
                            Telecopier (212) 557-0295







                                  May 14, 1996


Securities and Exchange Commission
450 Fifth Street, N.W.
Washington, D.C. 20549

Re: EDGAR Filing
    Name of Company :    Healthy Planet Products, Inc.
    Type of Report :     Form 10-QSB for the quarter
                         ending March 31, 1996
    SEC File No. :       1-13048

Gentlemen:

         In accordance with the provisions of Regulation S-T and on behalf of the above-referenced Registrant, we transmit to you the Registrant's EDGAR filing of Registrant's quarterly report on Form 10-QSB for the quarter ended March 31, 1996. We request both electronic and hard copy acceptance message.

         A manually signed hard copy of the transmitted report has been retained together with the Company's books and records.

                                             Very truly yours,

                                             \s\ Charles P. Axelrod

                                             CHARLES P. AXELROD

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB

/   X   /   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
 -------
            SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1996

                                       OR

/_____/  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
            SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________________ to ____________________

                           Commission File No. 1-13048

                          HEALTHY PLANET PRODUCTS, INC.
             (Exact name of registrant as specified in its charter)

           Delaware                                   94-2601764
(State or other jurisdiction of         (I.R.S. Employer Identification Number)
 incorporation or organization)

1700 Corporate Circle, Petaluma, California                94954
(Address of principal executive offices)                 (Zip Code)

Registrant's telephone number, including area code:   (707) 778-2280


- --------------------------------------------------------------------------------
Former name, former address and former fiscal year, if changed since last report.

         Check whether the Issuer (1) filed all reports  required to be filed by
Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                  Yes    X                           No
                      ----------                        -------

         As of May 6, 1996, there were issued and outstanding 1,827,362 shares of common stock of the registrant (exclusive of 186,341 shares of voting Series D Preferred Stock convertible into 186,341 shares of common stock).

                          HEALTHY PLANET PRODUCTS, INC.

                                      INDEX



                                                                          Page

Form 10-QSB Cover Page                                                     1

Index                                                                      2

PART I.      FINANCIAL INFORMATION

         Item 1.   Financial Statements

                  Balance Sheet at March 31, 1996                          3

                  Statements of Income for the three-months ended          5
                     and nine months ended March 31, 1996 and 1995

                  Statements of Cash Flows for the three-months ended      6
                     and nine months ended March 31, 1996 and 1995

                  Notes to the Financial Statements                        7

         Item 2.   Management's Discussion and Analysis of Financial
                     Condition and Results of Operations                   9



PART II.     OTHER INFORMATION

         Item 6.    Exhibits and Reports on Form 8-K, Signature           12

                                     PART I
                              FINANCIAL INFORMATION

Item 1.   Financial Statements


                          HEALTHY PLANET PRODUCTS, INC.

                                  BALANCE SHEET

                                     ASSETS

                                                                      March 31,
                                                                        1996
                                                                     ----------
                                                                     (Unaudited)
CURRENT ASSETS
         Cash                                                        $3,516,481
         Accounts receivable - net of allowances for doubtful
                  accounts and returns of $124,000                      637,604
         Inventories                                                  1,151,137
         Advance on royalties                                           274,716
         Prepaid expenses                                               146,772
         Deferred income taxes                                          740,000
                                                                    ------------
                  Total current assets                                6,466,710
                                                                    ------------
PROPERTY AND EQUIPMENT, at cost, net of accumulated
         depreciation and amortization                                  440,106
                                                                    ------------
OTHER ASSETS
         Deferred income taxes                                        1,236,270

         Security deposits                                               73,338
         Publishing rights - net of accumulated
            amortization of $276,832                                    118,660
         Other                                                            2,820
                                                                    ------------

                  Total other assets                                  1,431,088
                                                                    ------------
TOTAL ASSETS                                                         $8,337,904
                                                                    ============


                     The accompanying notes are an integral
                       part of these financial statements.

                          HEALTHY PLANET PRODUCTS, INC.

                      LIABILITIES AND SHAREHOLDERS' EQUITY

                                                                      March 31,
                                                                        1996
                                                                    ------------
                                                                     (Unaudited)

CURRENT LIABILITIES
         Accounts payable                                            $ 371,074
         Royalties payable                                              10,318
         Commissions payable                                            24,299
         Accrued wages, bonus' and payroll taxes                        44,173
         Accrued liabilities                                             4,766
         Accrued rent payable                                           90,398
                                                                    ------------
                  Total current liabilities                            545,028

TOTAL LIABILITIES                                                      545,028
                                                                    ------------
SHAREHOLDERS' EQUITY
          Common stock, $.01 par value, 12,000,000 shares
            authorized, 1,812,362 shares issued and outstanding         18,123
          Preferred stock, Series B, $.10 par value, with
            aggregate liquidation preferences of $100,080,
            14,250 shares authorized, 834 shares issued
            and outstanding                                                 83
          Preferred stock, Series D, $.10 par value, with
            aggregate liquidation preferences of $952,203
            371,009 shares authorized, 186,341 issued and
            outstanding                                                 18,634

         Additional paid-in capital                                 12,195,761

         Accumulated deficit                                        (4,439,725)
                                                                    ------------
                    Total Shareholders' Equity                       7,792,876
                                                                    ------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                          $8,337,904
                                                                    ============


                     The accompanying notes are an integral
                       part of these financial statements.

                          HEALTHY PLANET PRODUCTS, INC.

                               STATEMENT OF INCOME

                                   (Unaudited)



                                                  Three Months Ended March 31,
                                                  ----------------------------
                                                    1996                1995
                                                    ----                ----
NET SALES                                         $840,694            $885,833

COST OF GOODS SOLD                                 283,652            258,020
                                                 ----------         ----------

GROSS PROFIT                                       557,042            627,813
                                                 ----------         ----------

OPERATING EXPENSES:
         Selling, shipping and marketing           147,612            176,033
         General and administrative                359,639            355,454
                                                 ----------         ----------
                                                   507,251            531,487
                                                 ----------         ----------

OPERATING INCOME                                    49,791             96,326
                                                 ----------         ----------
OTHER INCOME:
         Interest income                            47,167             35,395
         Other income                               40,318                200
                                                 ----------         ----------
                                                    87,485             35,595
                                                 ----------         ----------

INCOME BEFORE TAXES                                137,276            131,921

PROVISION (BENEFIT) FOR
         INCOME TAXES                               54,910            (60,450)
                                                 ----------         ----------
NET INCOME                                       $  82,366           $192,371
                                                 ==========         ==========

EARNINGS PER SHARE                               $     .04           $    .10
                                                 ==========         ==========

WEIGHTED AVERAGE COMMON
         SHARES OUTSTANDING                      2,055,166          1,998,437
                                                 ==========         ==========


   The accompanying notes are an integral part of these financial statements.

                          HEALTHY PLANET PRODUCTS, INC.

                             STATEMENT OF CASH FLOWS

                                   (Unaudited)

                                                                            Three Months Ended March 31,
                                                                            ----------------------------
                                                                             1996                1995
                                                                             ----                ----

CASH FLOWS FROM OPERATING ACTIVITIES:
         Net Income                                                      $   82,366            $  192,371
         Non-cash items included in net income
             Depreciation and amortization                                   45,038                31,596
             Decrease in allowances for doubtful
                  accounts and returns                                     (382,658)              (58,079)
             Increase/decrease in deferred income taxes                      46,730               (73,600)

         Changes in:
             Accounts receivables                                           481,513               555,156
             Inventories                                                   (245,863)             (184,632)
             Advances on royalties                                         (274,716)             (293,530)
             Prepaid expenses                                              (113,561)              (98,116)
             Accounts payable                                                77,214                88,695
             Royalties payable                                                1,712                (5,729)
             Commissions payable                                           (129,944)              (89,373)
             Accrued wages, bonus' & payroll taxes                          (87,315)              (81,997)
             Accrued liabilities                                            (24,423)              (17,378)
             Accrued rent payable                                                33                 3,717
                                                                        ------------           ------------
              Net cash used by operating activities                        (523,874)              (30,899)
                                                                        ------------           ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
             Purchases of equipment & color separations                     (23,091)               (5,482)
             Security deposits                                              (60,032)                 --
             Other assets                                                   (18,653)              (10,137)
                                                                        ------------           ------------
             Net cash used by investing activities                         (101,776)              (15,619)
                                                                        ------------           ------------

DECREASE IN CASH                                                           (625,650)              (46,518)
CASH, BEGINNING OF PERIOD                                                 4,142,131             2,547,537
                                                                        ------------           ------------
CASH, END OF PERIOD                                                      $3,516,481            $2,501,019
                                                                        ============           ============

SUPPLEMENTARY CASH FLOW INFORMATION INCLUDES THE FOLLOWING:
         Cash paid during the period for:
             Interest                                                      $    --                 $    --
             Income taxes                                                  $17,780                 $13,150

        The accompanying notes are an integral part of these statements.

                          HEALTHY PLANET PRODUCTS, INC.

                          NOTES TO FINANCIAL STATEMENTS

                                   (Unaudited)

NOTE 1 - BASIS OF PRESENTATION

         The financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. It is believed, however, that the disclosures are adequate to make the information presented not misleading.

         The financial statements, in the opinion of management, reflect all adjustments necessary to fairly state the financial position and the results of operations. These results are not necessarily to be considered indicative of the results for the entire year.

NOTE 2 - INVENTORIES

         Inventories consist of the following:
                                                                  March 31,
                                                                     1996
                                                                 ------------
                  Raw materials                                  $     52,774
                  Work-in-process                                     686,149
                  Finished goods                                      412,214
                                                                 ------------
                                                                 $  1,151,137
                                                                 ============

NOTE 3 - PROPERTY AND EQUIPMENT

         Property and equipment consist of the following:

                                                                   March 31,
                                                                     1996
                                                                  ------------
                  Machinery, equipment and leasehold improvements  $  772,049
                  Color separations                                   317,428
                  Furniture and fixtures                               72,664
                  Computer software                                    38,171
                                                                  ------------
                                                                    1,200,312

                  Less accumulated depreciation and amortization     (760,206)
                                                                  ------------
                                                                  $   440,106
                                                                  ============

                          HEALTHY PLANET PRODUCTS, INC.

                                   (Unaudited)

NOTE 4 - INCOME TAXES

         As of January 1, 1996 the Company had available federal net operating loss and investment tax credit carryforwards of approximately $5,090,000 and $15,600 to be applied against future federal taxable income, of which $3,339,000 of net operating losses are subject to a limitation under Section 382 of the Internal Revenue Code of $476,950 per year. Also available are approximately $29,000 of alternative minimum tax credit carryforwards to reduce future federal and California regular income taxes over an indefinite period. In 1992, when the Company adopted FAS 109, Accounting for Income Taxes, it reduced the deferred income tax benefit of these loss carryforwards by establishing a valuation allowance. For the quarter ended March 31, 1995, a portion of the valuation allowance was eliminated, resulting in a net income tax benefit of $60,450. However, as of September 30, 1995, due to the Company's profitability since 1992 and anticipated future results, management removed the remainder of the valuation allowance. Based on anticipated growth in future years, the Company believes it will fully utilize available Federal net operating losses prior to expiration.

         The income tax provision of $54,910 in 1996 is approximately 40% of pre-tax earnings. The Company has substantial net operating loss carryforwards and credits available to offset future income tax liabilities. The expected tax effect of these losses and credits are reflected as deferred tax assets on the accompanying balance sheet. The income tax provision in 1996 will result in a reduction of this asset, in lieu of payment of taxes. Accordingly, as of March 31, 1996, defered tax assets have been reduced by $54,910. Deferred tax assets consist of the following:


                  Net operating loss carryforwards             $1,675,490
                  AMT carryforwards                                29,000
                  Other                                           271,780
                                                               -----------
                                                                1,976,270

                  Deferred income taxes expected
                     to be utilized currently                    (740,000)
                                                               -----------
                  Deferred income taxes                        $1,236,270
                                                               ===========

Item 2.                MANAGEMENT'S DISCUSSION AND ANALYSIS OF

                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Sales

         For the three months ended March 31, 1996, net sales amounted to $840,694 which reflected a decrease of $45,139 or 5.1% versus the prior year level of $885,833. Sales of the Sierra Club line remained at last year's level offset by reduced sales in all other lines resulted in the quarter to quarter 5.1% decline.

Gross Profit

         For the three months ended March 31, 1996, gross profit amounted to $557,042 or 66.3% of sales. For the comparable prior year quarter, gross profit amounted to $627,813 or 70.9% of sales. Increased sales of lower margined products and returns contributed to the decline in gross margin.

Operating Expenses

         For the three months ended March 31, 1996, selling, shipping and marketing expenses amounted to $147,612 reflecting a decrease of $28,421 versus last year's level of $176,033. Lower commissions and shipping expenses on lower net sales contributed to the decrease.

         General and administrative expenses amounted to $359,639 for the three months ended March 31, 1996, reflecting an increase of $4,185 or 1.2% versus last year's level of $355,454. Budgeted increases in staffing were offset by lower bad debt costs to result in the marginal quarter to quarter increase.

Income

         Operating income amounted to $49,791 for the three months ended March 31, 1996 reflecting a decrease versus the prior year's level of $96,326. The decline of gross margin offset in part by lower operating expenses accounted for the quarter to quarter operating income decline. For the three months ended March 31, 1996, the Company's operating income before taxes was $137,276 or $.07 per share. For the comparable prior year period, the Company had net operating income before taxes of $131,921 or $.07 per share. Income before taxes improved $5,355 on a period to period basis. Net income amounted to $82,366 for the three months ended March 31, 1996 representing $.04 per share. The income tax provision of $54,910 in 1996 is approximately 40% of pre-tax earnings. The Company has substantial net operating loss carryforwards and credits available to offset future income tax liabilities. The expected tax effect of these losses and credits are reflected as deferred tax assets on the accompanying balance sheet. The income tax provision in 1996 will result in a reduction of this asset, in lieu of payment of taxes. Accordingly, as of March 31, 1996, deferred tax assets have been reduced by $54,910. For the comparable quarter last year net income finished at $192,371 or $.10 per share. Included in last year's first quarter net income was a $60,450 tax credit due to the adoption of FAS 109, Accounting For Income Taxes. The comparative per share data is based on weighted average shares outstanding in each of the respective periods.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF

Balance Sheet

         Total assets amounted to $8,337,904 as of March 31, 1996 versus the December 31, 1995 level of $8,418,300, reflecting a decrease of $80,396. The period to period decrease was caused by decreases in cash, receivables, and deferred taxes, offset by increases in royalty advances, inventory, prepaid expenses, and capital expenditures. Total current liabilities amounted to $545,028 at March 31, 1996 versus the December 31, 1995 level of $707,900. The decrease was the result of the paydown of seasonal commissions and bonuses offset by an increase in trade payables.

Liquidity and Capital Resources

         At March 31, 1996, the Company's working capital was $5,921,682 reflecting an increase of $72,482 over working capital at December 31, 1995 of $5,849,200. Cash of $523,874 was used during the period to support operating activities. Cash of $101,776 was used during the period for capital expenditures. Major capital expenditure for the quarter included the security deposit paid to lease a new facility. The Company moved to this new facility on April 15, 1996.

         The present primary sources of the Company's liquidity has been cash internally generated from operations, proceeds obtained by the Company through the public sale of its securities, and the availability of a secured line of credit. The Company has a $500,000 secured line of credit from Westamerica Bank. The Company draws on this line from time to time on a short term basis. As of March 31, 1996, there was no outstanding amount under this line of credit.

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


                          HEALTHY PLANET PRODUCTS, INC.

                        COMPUTATION OF EARNINGS PER SHARE

                                   EXHIBIT 11



                                              Three Months Ended    Three Months Ended
                                                March 31, 1996        March 31, 1995
                                              ------------------    ------------------
Primary earnings per share
    Net income                                   $   82,366              $   192,371
    Dividends paid on preferred stock                 --                      --
    Cumulative  dividends on preferred stock          --                      --
                                                 -----------            ------------

Income applicable to common stock                $   82,366              $   192,371
                                                 ===========            ============
Shares
    Weighted average number of common
       shares outstanding                         1,812,362                1,526,383
    Add dilutive effect of conversion of
        preferred stock and outstanding
        options and warrants, as determined
        by the application of the treasury
        stock method                                242,804                  472,054
                                                 -----------            ------------
                                                  2,055,166                1,998,437
                                                 ===========            ============
Primary earnings per share                       $    .04                 $    .10
                                                 ===========            ============

                           PART II. OTHER INFORMATION




Item 6. Exhibits and Reports on Form 8-K

        a. Exhibits

           None

        b. Reports on Form 8-K

        During the quarter ended March 31, 1996, the following reports on Form 8-K were filed by the Registrant:

Date of Report   Item Reported          Description of Item
- --------------   -------------          --------------------
Jan. 11, 1996    Item 5. Other Events   License Agreement between
                                        Registrant and Twin Oaks
                                        Publishing Limited

Feb. 15, 1996    Item 5. Other Events   Lease for New Executive Offices
                                        and Warehouse Facilities;
                                        Adoption of 401(k) Profit Sharing
                                        Plan and Trust

March 28, 1996   Item 6. Resignation    Resignation of Mr. Lawrence
                           of Directors M. Barnett as an Employee
                                        and Director of Registrant




                                   SIGNATURES

         In accordance with the requirements of the Securities Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   HEALTHY PLANET PRODUCTS, INC.
                                           (Registrant)

DATED: May 14, 1996                by: /s/ Bruce A. Wilson
                                       -------------------------
                                   Bruce A. Wilson
                                   President, Chief Executive, Chief Operating
                                   and Chief Financial Officer.