Form 10QSB
period 1996-06-30
HEALTHY PLANET PRODUCTS INC
filed 1996-08-13
CIK 768260

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB

/   X   /   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
 -------    SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1996
                               -------------

                                       OR

/      /    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
- -------     SECURITIES EXCHANGE ACT OF 1934

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

         As of August 5, 1996, there were issued and outstanding 1,827,362 shares of common stock of the registrant (exclusive of 186,341 shares of voting Series D Preferred Stock convertible into 186,341 shares of common stock).

                          HEALTHY PLANET PRODUCTS, INC.
                          -----------------------------
                                      INDEX
                                      -----


                                                                           Page
                                                                           ----

Form 10-QSB Cover Page                                                       1

Index                                                                        2

PART I.  FINANCIAL INFORMATION
- ------------------------------

         Item 1.   Financial Statements

              Balance Sheet at June 30, 1996                                 3

              Statements of Income for the three-months ended                5
               and six months ended June 30, 1996 and 1995

              Statements of Cash Flows for the three-months ended            6
               and six months ended June 30, 1996 and 1995

              Notes to the Financial Statements                              7

         Item 2.   Management's Discussion and Analysis of Financial
                    Condition and Results of Operations                      9



PART II. OTHER INFORMATION
- --------------------------

         Item 6.    Exhibits and Reports on Form 8-K, Signature        12 - 13

                                     PART I
                              FINANCIAL INFORMATION

Item 1.   Financial Statements


                          HEALTHY PLANET PRODUCTS, INC.
                          -----------------------------

                                  BALANCE SHEET
                                  -------------

                                     ASSETS
                                     ------
                                                                      June 30,
                                                                        1996
                                                                     -----------
                                                                     (Unaudited)
CURRENT ASSETS
         Cash                                                        $3,185,591
         Accounts receivable - net of allowances for doubtful
             accounts and returns of $141,914                           836,724
         Inventories                                                  1,431,820
         Advance on royalties                                           215,895
         Prepaid expenses                                               108,976
         Deferred income taxes                                          740,000
                                                                     -----------

                  Total current assets                                6,519,006
                                                                     -----------

PROPERTY AND EQUIPMENT, at cost, net of accumulated
         depreciation and amortization                                  453,030
                                                                     -----------

OTHER ASSETS
         Deferred income taxes                                        1,183,659
         Security deposits                                               34,277
         Publishing rights - net of accumulated
            amortization of $294,651                                    105,140
         Deferred rent                                                  134,597
         Other                                                            2,517
                                                                     -----------

                  Total other assets                                  1,460,190
                                                                     -----------

TOTAL ASSETS                                                         $8,432,226
                                                                     ===========


                     The accompanying notes are an integral
                       part of these financial statements.

                          HEALTHY PLANET PRODUCTS, INC.
                          -----------------------------

                            BALANCE SHEET (Continued)
                            -------------------------

                      LIABILITIES AND SHAREHOLDERS' EQUITY
                      -------------------------------------
                                                                    June 30,
                                                                      1996
                                                                   -----------
                                                                   (Unaudited)

CURRENT LIABILITIES
         Accounts payable                                          $    339,115
         Royalties payable                                               10,459
         Commissions payable                                             54,731
         Accrued wages, bonus' and payroll taxes                         25,126
         Accrued liabilities                                             28,568
                                                                   ------------

                  Total current liabilities                             457,999

ACCRUED RENT PAYABLE                                                      4,936
                                                                   ------------
TOTAL LIABILITIES                                                       462,935
                                                                   ------------

SHAREHOLDERS' EQUITY
          Common stock, $.01 par value, 12,000,000 shares
            authorized, 1,827,362 shares issued and outstanding          18,273
          Preferred stock, Series B, $.10 par value, with
            aggregate liquidation preferences of $100,080,
            14,250 shares authorized, 834 shares issued
            and outstanding                                                  83
          Preferred stock, Series D, $.10 par value, with
            aggregate liquidation preferences of $952,203
            371,009 shares authorized, 186,341 issued and
            outstanding                                                  18,634

         Additional paid-in capital                                  12,285,611

         Accumulated deficit                                         (4,353,310)
                                                                    ------------
                  Total shareholders' equity                          7,969,291
                                                                    ------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                         $  8,432,226
                                                                   ============

                     The accompanying notes are an integral
                       part of these financial statements.


                                         HEALTHY PLANET PRODUCTS, INC.
                                         -----------------------------

                                              STATEMENT OF INCOME
                                              -------------------

                                                  (Unaudited)

                                               Three Months Ended June 30,            Six Months Ended June 30,
                                               ---------------------------            -------------------------
                                                 1996             1995                 1996              1995
                                                 ----             ----                 ----              ----

NET SALES                                    $   979,702        $ 1,151,032        $ 1,820,396        $ 2,036,865

COST OF GOODS SOLD                               357,155            432,506            640,807            690,526
                                             -----------        -----------        -----------        -----------

GROSS PROFIT                                     622,547            718,526          1,179,589          1,346,339
                                             -----------        -----------        -----------        -----------

OPERATING EXPENSES:
       Selling, shipping and marketing           235,199            219,247            382,811            395,280
       General and administrative                372,763            415,304            732,402            770,758
                                             -----------        -----------        -----------        -----------
                                                 607,962            634,551          1,115,213          1,166,038
                                             -----------        -----------        -----------        -----------

OPERATING INCOME                                  14,585             83,975             64,376            180,301
                                             -----------        -----------        -----------        -----------

OTHER INCOME:
       Interest income                            34,750             33,879             81,917             69,274
       Other income                               94,691                 54            135,009                254
                                             -----------        -----------        -----------        -----------
                                                 129,441             33,933            216,926             69,528
                                             -----------        -----------        -----------        -----------

INCOME BEFORE TAXES                              144,026            117,908            281,302            249,829

PROVISION (BENEFIT) FOR
       INCOME TAXES                               57,611            (61,250)           112,521           (121,700)
                                             -----------        -----------        -----------        -----------

NET INCOME                                        86,415            179,158            168,781            371,529

DIVIDENDS ACCUMULATED
       ON PREFERRED STOCK                         (4,504)            (6,755)            (4,504)            (6,755)

INCOME APPLICABLE TO
       COMMON STOCK                          $    81,911        $   172,403        $   164,277        $   364,774
                                             -----------        -----------        -----------        -----------

EARNINGS PER SHARE                           $       .04        $       .08        $       .08        $       .18
                                             ===========        ===========        ===========        ===========

WEIGHTED AVERAGE COMMON
       SHARES OUTSTANDING                      2,043,279          2,031,836          2,033,280          2,022,858
                                             ===========        ===========        ===========        ===========

                                       The accompanying notes are an integral
                                         part of these financial statements.




                                                    HEALTHY PLANET PRODUCTS, INC.
                                                    -----------------------------

                                                       STATEMENT OF CASH FLOWS
                                                       -----------------------
                                                             (Unaudited)


                                                                     Three Months Ended June 30,         Six Months Ended June 30,
                                                                     ---------------------------         --------------------------

                                                                       1996            1995                1996           1995
                                                                       ----            -----              ------          -----

CASH FLOWS FROM OPERATING ACTIVITIES:
         Net Income                                                  $    86,415     $   179,158     $   168,781     $   371,529
         Non-cash items included in net income
             Depreciation and amortization                                46,894          38,522          91,932          70,118
             Increase/(decrease) in allowances for
                      doubtful accounts and returns                       17,572           4,453        (365,086)        (53,626)
             Change in inventory reserves                                (25,000)        (80,797)        (25,000)        (80,797)
             Increase/decrease in deferred income taxes                   52,611         (65,650)         99,341        (139,250)
             Abandonment of leasehold improvements                        12,493            --            12,493            --
         Changes in:
             Accounts receivables                                       (216,692)       (301,824)        264,821         253,332
             Inventories                                                (255,683)       (143,250)       (501,546)       (327,882)
             Advances on royalties                                        58,821          22,851        (215,895)       (270,679)
             Prepaid expenses                                             37,796          15,757         (75,765)        (82,359)
             Accounts payable                                            (31,959)        155,179          45,255         243,874
             Royalties payable                                               141          (1,028)          1,853          (6,757)
             Commissions payable                                          28,720           6,319        (101,224)        (83,054)
             Accrued wages, bonus and payroll taxes                      (17,870)         46,944        (105,185)        (35,053)
             Accrued liabilities                                          23,802            (995)           (621)        (18,373)
             Accrued rent payable                                        (85,529)            (34)        (85,496)          3,683
                                                                     -----------     -----------     -----------     -----------
             Net cash used by operating activities                      (267,468)       (124,395)       (791,342)       (155,294)
                                                                     -----------     -----------     -----------     -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
             Purchases of equipment and color separations                (54,190)       (271,543)        (77,281)       (277,025)
             Increase in publishing rights                                (4,300)        (10,019)        (22,953)        (20,156)
             Other                                                        39,665          86,200         (20,367)         86,200
             Deferred rent                                              (134,597)           --          (134,597)           --
                                                                     -----------     -----------     -----------     -----------
             Net cash used by investing activities                      (153,422)       (195,362)       (255,198)       (210,981)
                                                                     -----------     -----------     -----------     -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
             Proceeds from stock options exercised                        90,000         248,750          90,000         248,750
                                                                     -----------     -----------     -----------     -----------
             Net cash from financing activities                           90,000         248,750          90,000         248,750
                                                                     -----------     -----------     -----------     -----------

DECREASE IN CASH                                                        (330,890)        (71,007)       (956,540)       (117,525)
CASH, BEGINNING OF PERIOD                                              3,516,481       2,501,019       4,142,131       2,547,537
                                                                     -----------     -----------     -----------     -----------
CASH, END OF PERIOD                                                  $ 3,185,591     $ 2,430,012     $ 3,185,591     $ 2,430,012
                                                                     ===========     ===========     ===========     ===========


SUPPLEMENTARY CASH FLOW INFORMATION INCLUDES THE FOLLOWING:

         Cash paid during the period for:
             Interest                                                $      --       $      --       $      --       $      --
             Income taxes                                            $     5,000     $     4,400     $    22,780     $    17,550


                                The accompanying notes are an integral part of these statements.

                         HEALTHY PLANET PRODUCTS, INC.
                         -----------------------------

                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------

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

NOTE 2 - INVENTORIES

    Inventories consist of the following:
                                                                   June 30,
                                                                     1996
                                                                 ------------
               Raw materials                                     $   144,329
               Work-in-process                                       731,338
               Finished goods                                        556,153
                                                                 ------------
                                                                 $ 1,431,820
                                                                 ============

NOTE 3 - PROPERTY AND EQUIPMENT

     Property and equipment consist of the following:

                                                                    June 30,
                                                                      1996
                                                                  ------------
               Machinery, equipment and leasehold improvements     $  797,348
               Color separations                                      323,124
               Furniture and fixtures                                  72,664
               Computer software                                       38,171
                                                                  ------------
                                                                    1,231,307

               Less accumulated depreciation and amortization        (778,277)
                                                                  ------------
                                                                   $  453,030
                                                                  ============

                         HEALTHY PLANET PRODUCTS, INC.
                         -----------------------------

                    NOTES TO FINANCIAL STATEMENTS (Continued)
                    -----------------------------------------

                                   (Unaudited)

NOTE 4 - INCOME TAXES

  As of January 1, 1996 the Company had available federal net operating loss and investment tax credit carryforwards of approximately $5,090,000 and $15,600 respectively to be applied against future federal taxable income, of which $3,339,000 of net operating losses are subject to a limitation under Section 382 of the Internal Revenue Code of $476,950 per year. Also available are approximately $34,000 of alternative minimum tax credit carryforwards to reduce future federal and California regular income taxes over an indefinite period. In 1992, when the Company adopted FAS 109, Accounting for Income Taxes, it reduced the deferred income tax benefit of these loss carryforwards by establishing a valuation allowance. For the quarter and the six months ended June 30, 1995, a portion of the valuation allowance was eliminated, resulting in a net income tax benefit of $61,250 and $121,700 respectively. Based on anticipated growth in future years, the Company believes it will fully utilize available Federal net operating losses prior to expiration.

  The income tax provision of $112,521 in 1996 is approximately 40% of pre-tax earnings. The Company has substantial net operating loss carryforwards and credits available to offset future income tax liabilities. The expected tax effect of these losses and credits are reflected as deferred tax assets on the accompanying balance sheet. The income tax provision in 1996 will result in a reduction of this asset, in lieu of payment of taxes. Accordingly, as of June 30, 1996, deferred tax assets have been reduced by $112,521. Deferred tax assets consist of the following:


           Net operating loss carryforwards                $1,617,879
           AMT carryforwards                                   34,000
           Other                                              271,780
                                                           -----------
                                                            1,923,659

           Deferred income taxes expected
             to be utilized currently                        (740,000)
                                                           -----------
           Deferred income taxes                           $1,183,659
                                                           ===========

Item 2.             MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                    ----------------------------------------

                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  ---------------------------------------------
Sales

  For the six months ended June 30, 1996, the Company's net sales were $1,820,396. This reflected a decrease of $216,469 or 10.6% versus the prior year's level of $2,036,865. Continued sluggishness at retail in general as well as lower export sales contributed to the year to year decline.

  For the three months ended June 30, 1996, net sales amounted to $979,702 which reflected a decrease of $171,330 or 14.9% versus the prior year level of $1,151,032. Continued sluggishness at retail in general as well as lower export sales contributed to the year to year decline.

Gross Profit

  For the six months ended June 30, 1996, gross profit amounted to $1,179,589 or 64.8% of sales. For the comparable prior year quarter, gross profit amounted to $1,346,339 or 66.1% of sales. Lower overall sales combined with a higher mix of lower margined products and returns contributed to the decline in gross margin.

  For the three months ended June 30, 1996, gross profit amounted to $622,547 or 63.5% of sales. For the comparable prior year quarter, gross profit amounted to $718,526 or 62.42% of sales. Lower export sales contributed to the slight improvement in gross margin.

Operating Expenses

  For the six months ended June 30, 1996, selling, shipping and marketing expenses amounted to $382,811 reflecting a decrease of $12,469 versus the prior year's level of $395,280. Lower commissions on lower net sales contributed to the six month decrease.

  For the three months ended June 30, 1996, selling, shipping and marketing expenses amounted to $235,199 reflecting an increase of $15,952 versus last year's level of $219,247. The quarter to quarter increase was due to increased shipping expenses in support of promotional activity.

  General and administrative expenses amounted to $732,402 for the six months ended June 30, 1996, reflecting a decrease of $38,356 versus last year's level of $770,758. Included in last year's general and administrative expenses were non recurring charges associated with the Company's move to the American Stock Exchange. Absence of these one time charges and lower bad debt costs offset budgeted increases in staffing, increased rent, moving expenses and the abandonment of leasehold improvements in the Company's former facility.

  For the three months ended June 30, 1996, general and administrative expenses amounted to $372,763 reflecting a decrease of $42,541 versus the prior year level of $415,304. Included in last year's general and administrative expenses were non recurring charges associated with the

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                     ---------------------------------------

            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
            ---------------------------------------------------------

Operating Expenses   (continued)

Company's move to the American Stock Exchange. Absence of these one time charges and lower bad debt costs offset budgeted increases in staffing, increased rent, moving expenses and the abandonment of leasehold improvements in the Company's former facility.

Income

  Operating income amounted to $64,376 for the six months ended June 30, 1996 reflecting a decrease versus the prior year level of $115,925. The decline at gross margin offset in part by lower operating expenses accounted for the period to period operating income decline. For the six months ended June 30, 1996, the Company's operating income before taxes was $281,302 or $.14 per share. For the comparable prior year period, the Company had net operating income before taxes of $249,829 or $.12 per share. Income before taxes improved $31,473 on a period to period basis. Included in the net income before taxes was approximately $90,000 in accrued rent taken into other income. In accordance with FAS13, Accounting For Leases, the Company was required to accrue rent on its old facility based on the straight-line method versus accruing rent based on the annually increasing base rent schedule. Excess of rent expense over cash payments created a deferred credit. The new lease released the Company from all liability under its former lease.

  The income tax provision of $112,521 in 1996 is approximately 40% of pre-tax earnings. The Company has substantial net operating loss carryforwards and credits available to offset future income tax liabilities. The expected tax effect of these losses and credits are reflected as deferred tax assets on the accompanying balance sheet. The income tax provision in 1996 will result in a reduction of this asset, in lieu of payment of taxes. Accordingly, as of June 30, 1996, deferred tax assets have been reduced by $112,521. For the comparable quarter last year, net income finished at $371,529 or $.18 per share. Included in last year's six month net income was a $121,700 tax credit due to the adoption of FAS 109, Accounting for Income Taxes. The comparative per share data is based on weighted average shares outstanding in each of the respective periods.

Balance Sheet

  Total assets amounted to $8,432,226 as of June 30, 1996 versus the December 31, 1995 level of $8,418,300, reflecting an increase of $13,926. The period to period increase was caused by increases in royalty advances, inventory, prepaid expenses, capital expenditures and deferred assets offset by decreases in cash, receivables, and other assets. Total current liabilities amounted to $457,999 at June 30, 1996 versus the December 31, 1995 level of $707,900. The decrease was the result of the paydown of seasonal commissions and bonuses and the elimination of deferred rent accrued on the Company's former facility offset by increases in trade and royalties payable.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                     ---------------------------------------

            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
            ---------------------------------------------------------

Liquidity and Capital Resources

  At June 30, 1996, the Company's working capital was $6,061,007 reflecting an increase of $211,807 over working capital at December 31, 1995 of $5,849,200. Cash of $791,342 was used during the period to support operating activities.
Cash of $255,198 was used during the period for capital expenditures. Major capital expenditures for the period included a $137,500 contribution for the construction of the Company's new facility. Cash of $90,000 was generated by the exercise of employee stock options.

  The present primary sources of the Company's liquidity has been cash internally generated from operations, proceeds obtained by the Company through the public sale of its securities, and the availability of a secured line of credit. The Company has a $500,000 secured line of credit from Westamerica Bank. The Company draws on this line from time to time on a short term basis. As of June 30, 1996, there was no outstanding amount under this line of credit.

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


                          HEALTHY PLANET PRODUCTS, INC.
                          -----------------------------

                        COMPUTATION OF EARNINGS PER SHARE
                        ---------------------------------

                                   EXHIBIT II



                                                          Three Months          Three Months      Six Months          Six Months
                                                             Ended                 Ended             Ended              Ended
                                                         June 30, 1996         June. 30, 1995    June. 30, 1996     June. 30,1995
                                                        ---------------        --------------    --------------     -------------

Primary earnings per share
       Net income                                        $    86,415            $   179,158        $   168,781        $   371,529
       Dividends paid on preferred stock                        --                     --                 --                 --
       Cumulative dividends on preferred stock                (4,504)                (6,755)            (4,504)            (6,755)
                                                         -----------            -----------        -----------        -----------

Income applicable to common stock                        $    81,911            $   172,403        $   164,277        $   364,774
                                                         ===========            ===========        ===========        ===========

Shares
    Weighted average number of common
        shares outstanding                                 1,827,362              1,648,716          1,819,682          1,587,550
Add dilutive effect of conversion of preferred
    stock and outstanding options and warrants,
    as determined by the application of the
    treasury stock method                                    215,917                383,120            213,598            435,308
                                                         -----------            -----------        -----------        -----------

                                                           2,043,279              2,031,836          2,033,280          2,022,858
                                                         ===========            ===========        ===========        ===========

Primary earnings per share                               $       .04            $       .08        $       .08        $       .18
                                                         ===========            ===========        ===========        ===========


                           PART II. OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

         a.      Exhibits

                 None

         b.      Reports on Form 8-K

         During the quarter ended June 30, 1996,  the following  reports on Form
8-K were filed by the Registrant:


Date of Report          Item Reported                    Description of Item
- --------------          -------------                    -------------------

April 15, 1996          Item 5.  Other Events            Relocation of Executive and
                                                         Administrative Offices and
                                                         Warehouse Facility to 1700
                                                         Corporate Circle, Petaluma,
                                                         California  94954.

May 20, 1996            Item 5.  Other Events            Registrant's Intention to Reacquire
                                                         up to 100,000 shares of its
                                                         Common Stock in open market
                                                         transactions.



                                   SIGNATURES

  In accordance with the requirements of the Securities Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     HEALTHY PLANET PRODUCTS, INC.
                                           (Registrant)

DATED:  August 13, 1996              by:  /s/ Bruce A. Wilson
                                        -----------------------------
                                     Bruce A. Wilson
                                     President, Chief Executive, Chief Operating
                                     and Chief Financial Officer.