Form 10QSB
period 1996-09-30
HEALTHY PLANET PRODUCTS INC
filed 1996-11-12
CIK 768260

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB

/X/         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 1996

                                       OR

/ /         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________________ to ____________________

                           Commission File No. 1-13048

                          HEALTHY PLANET PRODUCTS, INC.
                          -----------------------------
             (Exact name of registrant as specified in its charter)

           Delaware                                  94-2601764
           --------                                  ----------
(State or other jurisdiction of          (I.R.S. Employer Identification Number)
  incorporation or organization)

1700 Corporate Circle, Petaluma, California                    94954
-------------------------------------------                    -----
 (Address of principal executive offices)                    (Zip Code)

Registrant's telephone number, including area code:   (707) 778-2280

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

         As of October 31, 1996, there were issued and outstanding 1,827,362 shares of common stock of the registrant (exclusive of 186,341 shares of voting Series D Preferred Stock convertible into 186,341 shares of common stock).


                          HEALTHY PLANET PRODUCTS, INC.

                                      INDEX


                                                                                          Page
                                                                                          ----
Form 10-QSB Cover Page                                                                      1

Index                                                                                       2

PART I.      FINANCIAL INFORMATION

        Item 1.   Financial Statements

                  Balance Sheet at September 30, 1996                                       3

                  Statements of Income for the three-months ended                           5
                    and nine months ended September 30, 1996 and 1995

                  Statements of Cash Flows for the three-months ended                       6
                    and nine months ended September 30, 1996 and 1995

                  Notes to the Financial Statements                                         7

        Item 2.   Management's Discussion and Analysis of Financial
                    Condition and Results of Operations                                     9



PART II.     OTHER INFORMATION

        Item 6.    Exhibits and Reports on Form 8-K, Signature                            13 - 14




                                     PART I
                              FINANCIAL INFORMATION

Item 1.   Financial Statements


                          HEALTHY PLANET PRODUCTS, INC.

                                  BALANCE SHEET

                                     ASSETS

                                                                   September 30,
                                                                        1996
                                                                     ----------
                                                                    (Unaudited)
CURRENT ASSETS
         Cash                                                         $3,215,376
         Accounts receivable - net of allowances for doubtful
                  accounts and returns of $286,077                     1,658,869
         Inventories                                                   1,354,796
         Advance on royalties                                            105,473
         Prepaid expenses                                                105,678
         Deferred income taxes                                           740,000
                                                                      ----------

                  Total current assets                                 7,180,192
                                                                      ----------

PROPERTY AND EQUIPMENT, at cost, net of accumulated
         depreciation and amortization                                   428,128
                                                                      ----------

OTHER ASSETS
         Deferred income taxes                                         1,060,370
         Security deposits                                                36,353
         Publishing rights - net of accumulated
            amortization of $312,611                                      99,151
         Deferred rent                                                   131,160
         Other                                                             2,215
                                                                      ----------
                  Total other assets                                   1,329,249
                                                                      ----------

TOTAL ASSETS                                                          $8,937,569
                                                                      ==========


                     The accompanying notes are an integral
                       part of these financial statements.

                          HEALTHY PLANET PRODUCTS, INC.

                      LIABILITIES AND SHAREHOLDERS' EQUITY

                                                                   September 30,
                                                                       1996
                                                                    -----------
                                                                    (Unaudited)

CURRENT LIABILITIES
         Accounts payable                                           $   517,922
         Royalties payable                                               18,106
         Commissions payable                                            122,076
         Accrued wages, bonus' and payroll taxes                         97,188
         Accrued liabilities                                              2,149
                                                                    -----------

                  Total current liabilities                             757,441

ACCRUED RENT PAYABLE                                                     25,902
                                                                    -----------
TOTAL LIABILITIES                                                       783,343
                                                                    -----------

SHAREHOLDERS' EQUITY
         Common stock, $.01 par value, 12,000,000 shares
            authorized, 1,827,362 shares issued and outstanding          18,273
         Preferred stock, Series B, $.10 par value, with
            aggregate liquidation preferences of $100,080,
            14,250 shares authorized, 834 shares issued
            and outstanding                                                  83
         Preferred stock, Series D, $.10 par value, with
            aggregate liquidation preferences of $952,203
            371,009 shares authorized, 186,341 issued and
            outstanding                                                  18,634

         Additional paid-in capital                                  12,285,611

         Accumulated deficit                                         (4,168,375)
                                                                    -----------
                  Total shareholders' equity                          8,154,226
                                                                    -----------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                          $ 8,937,569
                                                                    ===========


                     The accompanying notes are an integral
                       part of these financial statements.



                                                    HEALTHY PLANET PRODUCTS, INC.

                                                         STATEMENT OF INCOME

                                                             (Unaudited)




                                                                  Three Months Ended Sept. 30,         Nine Months Ended Sept. 30,
                                                                  -----------------------------      -------------------------------
                                                                   1996               1995               1996              1995
                                                                   ----               ----               ----              ----

NET SALES                                                        $1,910,038         $2,590,692         $3,730,434        $4,627,557

COST OF GOODS SOLD                                                  792,830          1,072,773          1,433,637         1,763,299
                                                                 ----------         ----------         ----------        ----------

GROSS PROFIT                                                      1,117,208          1,517,919          2,296,797         2,864,258
                                                                 ----------         ----------         ----------        ----------

OPERATING EXPENSES:
       Selling, shipping and marketing                              280,074            415,908            662,885           811,188
       General and administrative                                   569,073            505,465          1,301,475         1,276,223
                                                                 ----------         ----------         ----------        ----------
                                                                    849,147            921,373          1,964,360         2,087,411
                                                                 ----------         ----------         ----------        ----------

OPERATING INCOME                                                    268,061            596,546            332,437           776,847
                                                                 ----------         ----------         ----------        ----------

OTHER INCOME:
       Interest income                                               40,028             27,920            121,945            97,194
       Other income                                                     135              1,495            135,144             1,749
                                                                 ----------         ----------         ----------        ----------
                                                                     40,163             29,415            257,089            98,943
                                                                 ----------         ----------         ----------        ----------

INCOME BEFORE TAXES                                                 308,224            625,961            589,526           875,790

PROVISION (BENEFIT) FOR
       INCOME TAXES                                                 123,289           (760,717)           235,810          (882,417)
                                                                 ----------         ----------         ----------        ----------

NET INCOME                                                          184,935          1,386,678            353,716         1,758,207

DIVIDENDS ACCUMULATED
       ON PREFERRED STOCK                                              --                 --               (4,504)           (6,755)

INCOME APPLICABLE TO
       COMMON STOCK                                              $  184,935         $1,386,678         $  349,212        $1,751,452
                                                                 ----------         ----------         ----------        ----------

EARNINGS PER SHARE                                               $      .09         $      .67         $      .17        $      .85
                                                                 ==========         ==========         ==========        ==========

WEIGHTED AVERAGE COMMON
       SHARES OUTSTANDING                                         2,020,849          2,071,195          2,015,971         2,050,191
                                                                 ==========         ==========         ==========        ==========




                                      The  accompanying  notes  are an  integral
                                        part of these financial statements.



                                                    HEALTHY PLANET PRODUCTS, INC.

                                                       STATEMENT OF CASH FLOWS

                                                             (Unaudited)




                                                                      Three Months Ended Sept. 30,      Nine Months Ended Sept. 30,
                                                                     -----------------------------     -----------------------------
                                                                       1996                1995            1996            1995
                                                                       ----                ----            ----            ----

CASH FLOWS FROM OPERATING ACTIVITIES:
         Net Income                                                  $   184,935      $ 1,386,678      $   353,716      $ 1,758,207
         Non-cash items included in net income
             Depreciation and amortization                                45,956           39,137          137,888          109,255
             Increase/(decrease) in allowances for
                      doubtful accounts and returns                      144,163          229,595         (220,923)         175,969
             Change in inventory reserves                                (31,000)          95,000          (56,000)          14,203
             (Increase)decrease in deferred income taxes                 123,289         (762,750)         222,630         (902,000)
             Abandonment of leasehold improvements                          --               --             12,493             --

         Changes in:
             Accounts receivables                                       (966,309)      (1,634,479)        (701,488)      (1,381,147)
             Inventories                                                 108,024           87,828         (393,522)        (240,054)
             Advances on royalties                                       110,422          153,055         (105,473)        (117,624)
             Prepaid expenses                                              3,298           58,130          (72,467)         (24,229)
             Accounts payable                                            178,807          201,231          224,062          445,105
             Royalties payable                                             7,647           10,308            9,500            3,551
             Commissions payable                                          67,345          108,740          (33,879)          25,686
             Accrued wages, bonus and payroll taxes                       70,873           93,331          (34,312)          58,278
             Accrued liabilities                                         (24,731)           4,930          (25,352)         (13,443)
             Accrued rent payable                                         20,966              (33)         (64,530)           3,650
                                                                     -----------      -----------      -----------      -----------
             Net cash used by operating activities                        43,685           70,701         (747,657)         (84,593)
                                                                     -----------      -----------      -----------      -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
             Purchases of equipment and color separations                 (3,593)         (10,921)         (80,874)        (287,946)
             Increase in publishing rights                               (11,970)            (600)         (34,923)         (20,756)
             Other                                                        (1,774)            --            (22,141)          86,200
             Deferred rent                                                 3,437             --           (131,160)            --
                                                                     -----------      -----------      -----------      -----------
             Net cash used by investing activities                       (13,900)         (11,521)        (269,098)        (222,502)
                                                                     -----------      -----------      -----------      -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
             Proceeds from stock options exercised                          --             47,500           90,000          296,250
             Proceeds from warrants exercised                               --            188,493             --            188,493
             Costs on registration of warrants                              --            (40,697)            --            (40,697)
                                                                     -----------      -----------      -----------      -----------
             Net cash from financing activities                             --            195,296           90,000          444,046
                                                                     -----------      -----------      -----------      -----------


INCREASE (DECREASE) IN CASH                                               29,785          254,476         (926,755)         136,951
CASH, BEGINNING OF PERIOD                                              3,185,591        2,430,012        4,142,131        2,547,537
                                                                     -----------      -----------      -----------      -----------
CASH, END OF PERIOD                                                  $ 3,215,376      $ 2,684,488      $ 3,215,376      $ 2,684,488
                                                                     ===========      ===========      ===========      ===========

SUPPLEMENTARY CASH FLOW INFORMATION INCLUDES
THE FOLLOWING:

         Cash paid during the period for:
              Interest                                               $      --        $      --        $      --        $      --
             Income taxes                                            $      --        $     2,033      $    22,780      $    19,583

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

  The financial statements, in the opinion of management, reflect all adjustments necessary, which are of a normal recurring nature, to fairly state the financial position and the results of operations. These results are not necessarily to be considered indicative of the results for the entire year.

NOTE 2 - INVENTORIES

  Inventories consist of the following:                  September 30,
                                                             1996
                                                          -----------
         Raw materials                                    $  157,060
         Work-in-process                                     798,149
         Finished goods                                      399,587
                                                          ----------
                                                          $1,354,796
                                                          ==========

NOTE 3 - PROPERTY AND EQUIPMENT

  Property and equipment consist of the following:

                                                           September 30,
                                                               1996
                                                           -----------
         Machinery, equipment and leasehold improvements   $   795,273
         Color separations                                     328,791
         Furniture and fixtures                                 72,664
         Computer software                                      38,171
                                                           -----------
                                                             1,234,899

         Less accumulated depreciation and amortization       (806,771)
                                                           -----------
                                                           $   428,128
                                                           ===========

                          HEALTHY PLANET PRODUCTS, INC.

                                   (Unaudited)

NOTE 4 - INCOME TAXES

  As of January 1, 1996 the Company had available federal net operating loss and investment tax credit carryforwards of approximately $5,090,000 and $15,600 respectively to be applied against future federal taxable income, of which $3,339,000 of net operating losses are subject to a limitation under Section 382 of the Internal Revenue Code of $476,950 per year. Also available are approximately $34,000 of alternative minimum tax credit carryforwards to reduce future federal and California regular income taxes over an indefinite period. In 1992, when the Company adopted FAS 109, Accounting for Income Taxes, it reduced the deferred income tax benefit of these loss carryforwards by establishing a valuation allowance. For the quarter and the nine months ended September 30, 1995, a portion of the valuation allowance was eliminated, resulting in a net income tax benefit of $760,717 and $882,417 respectively. Based on anticipated growth in future years, the Company believes it will fully utilize available Federal net operating losses prior to expiration.

  The income tax provision of $235,810 in 1996 is approximately 40% of pre-tax earnings. The Company has substantial net operating loss carryforwards and credits available to offset future income tax liabilities. The expected tax effect of these losses and credits are reflected as deferred tax assets on the accompanying balance sheet. The income tax provision in 1996 will result in a reduction of this asset, in lieu of payment of taxes. Accordingly, as of September 30, 1996, deferred tax assets have been reduced by $235,810. Deferred tax assets consist of the following:


                Net operating loss carryforwards   $ 1,494,590
                AMT carryforwards                       34,000
                Other                                  271,780
                                                   -----------
                                                     1,800,370

                Deferred income taxes expected
                   to be utilized currently           (740,000)
                                                   -----------
                Deferred income taxes              $ 1,060,370
                                                   ===========

Item 2.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF

                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Special Note Regarding Forward-Looking Statements

  Certain statements in this Form 10-QSB, including information set forth under this Item 2 "Management's Discussion and Analysis of Financial Condition and Results of Operations" constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Act"). Healthy Planet Products, Inc. (the "Company") desires to avail itself of certain "safe harbor" provisions of the Act and is therefore including this special note to enable the Company to do so. Forward-looking statements included in this Form 10-QSB or hereafter included in other publicly available documents filed with the Securities and Exchange Commission, reports to the Company's stockholders and other publicly available statements issued or released by the Company involve known and unknown risks, uncertainties, and other factors which could cause the Company's actual results, performance (financial or operating) or achievements to differ from the future results, performance (financial or operating) achievements expressed or implied by such forward looking statement. Such future results are based upon management's best estimates based upon current conditions and the most recent results of operations. These include management's forecasts of increased sales, the decrease in net sales for the nine and three month period ended September 30, 1996, purchasing plans and programs of certain large chain buyers relating to holiday product recently experienced a decline in gross margin as well as marginal increases in general and administrative expenses, the recent adverse trend in the general retail environment, general economic conditions, competition generally and specifically relating to greeting cards having environmental, nature or wildlife themes and the ability of the Company to sustain consumer demand for the Company's principal Sierra Club card line. In addition, the ability of the Company to enhance and expand its product mix and to successfully introduce new products which will meet with consumer acceptance may also affect future results. The Company to date has been materially dependent upon the efforts of Messrs. Bruce Wilson and M. Scott Foster, who constitute the Company's core senior management. The loss of either Mr. Wilson's or Mr. Foster's services may have a materially adverse effect upon the business or operations of the Company.

Sales

 For the nine months ended September 30, 1996, the Company's net sales amounted to $3,730,434 versus the prior year nine month result of $4,627,557 representing a decrease of $897,123 or 19.4%. Barnes & Noble and The Nature Company accounted for $621,000 or 69.2% of the revenue decline due to their decision not to order holiday merchandise this year. Barnes & Noble continues to carry everyday product on a store by store basis. The balance of the decline can be attributed to everyday business which has been adversely impacted during 1996 due to the general economic downturn at retail.

  For the three months ended September 30, 1996, net sales amounted to $1,910,038 which reflected a decrease of $680,654 or 26.3% versus last years' three month results of $2,590,692. Barnes & Noble and The Nature Company accounted for the overall decrease in revenues due to their not ordering holiday merchandise this year.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF

Gross Profit

  For the nine months ended September 30, 1996, gross profit amounted to $2,296,797 or 61.6% of sales. For the comparable prior year nine month period, gross profit amounted to $2,864,258 or 61.9% of sales. Lower overall sales and higher returns of last year's seasonal merchandise contributed to the marginal decline in gross margin.

  For the three months ended September 30, 1996, gross profit amounted to $1,117,208 or 58.5% of sales. For the comparable prior year quarter, gross profit amounted to $1,517,919 or 56.0% of sales. Lower sales of seasonal products which have lower gross margins versus everyday sales contributed to the period to period increase in gross margin.

Operating Expenses

  For the nine months ended September 30, 1996, selling, shipping and marketing expenses amounted to $662,885 reflecting a decrease of $148,303 versus the prior year's level of $811,188. Lower commissions, bonuses and shipping expenses on lower net sales combined to comprise the decrease.

  For the three months ended September 30, 1996, selling, shipping and marketing expenses amounted to $280,074 reflecting an decrease of $135,834 versus last year's level of $415,908. Lower commissions, bonuses and shipping expenses on lower net sales combined to comprise the decrease.

  General and administrative expenses amounted to $1,301,475 for the nine months ended September 30, 1996, reflecting a slight marginal increase of $25,252 versus last year's level of $1,276,223. Higher rent on the Company's new facility, moving expenses and the abandonment of leasehold improvements in its former facility accounted for the period to period increase.

  For the three months ended September 30,, 1996, general and administrative expenses amounted to $569,073 reflecting an increase of $63,608 versus the prior year level of $505,465. Higher rent on the Company's new facility accounted for substantially all of the increase.

Income

  Operating income amounted to $332,437 for the nine months ended September 30, 1996 reflecting a decrease of $444,410 versus the prior year level of $776,847. The decline at gross margin offset in part by lower operating expenses accounted for the period to period operating income decline. For the nine months ended September 30, 1996, the Company's operating income before taxes was $589,526 or $.29 per share. For the comparable prior year period, the Company had net operating income before taxes of $875,790 or $.43 per share. Income before taxes decreased by $286,284 on a period to period basis. Included in the net income before taxes was approximately $90,000 in accrued rent taken into other income. In accordance with FAS13,

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF

Accounting For Leases, the Company was required to accrue rent on its old facility based on the straight-line method versus accruing rent based on the annually increasing base rent schedule. Excess of rent expense over cash payments created a deferred credit. The new lease released the Company from all liability under its former lease.

  The income tax provision of $235,810 in 1996 is approximately 40% of pre-tax earnings. The Company has substantial net operating loss carryforwards and credits available to offset future income tax liabilities. The expected tax effect of these losses and credits are reflected as deferred tax assets on the accompanying balance sheet. The income tax provision in 1996 will result in a reduction of this asset, in lieu of payment of taxes. Accordingly, as of September 30, 1996, deferred tax assets have been reduced by $235,810. For the comparable quarter last year, net income finished at $1,758,207 or $.86 per share. Included in last year's nine month net income was a $882,417 tax credit due to the adoption of FAS 109, Accounting for Income Taxes. The comparative per share data is based on weighted average shares outstanding in each of the respective periods.

Balance Sheet

  Total assets amounted to $8,937,569 as of September 30, 1996 versus the December 31, 1995 level of $8,418,300, reflecting an increase of $519,269. The period to period increase was caused by increases in receivables, royalty advances, inventory, prepaid expenses, capital expenditures and deferred assets, and other assets offset by a decrease in cash. Total current liabilities amounted to $757,441 at September 30, 1996 versus the December 31, 1995 level of $707,900. The increase was the result of increases in trade and royalties payable offset by decreases in commissions, bonuses, and the elimination of deferred rent accrued on the Company's former facility.

Liquidity and Capital Resources

  At September 30, 1996, the Company's working capital was $6,422,751 reflecting an increase of $573,551 over working capital at December 31, 1995 of $5,849,200. Cash of $747,657 was used during the period to support operating activities.
Cash of $269,098 was used during the period for capital expenditures. Major capital expenditures for the period included a $137,500 contribution for the construction of the Company's new facility. Cash of $90,000 was generated by the exercise of employee stock options.

  The present primary sources of the Company's liquidity has been cash internally generated from operations, proceeds obtained by the Company through the public sale of its securities, and the availability of a secured line of credit. The Company has a $500,000 secured line of credit from Westamerica Bank. The Company draws on this line from time to time on a short term basis. As of September 30, 1996, there was no outstanding amount under this line of credit.

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



                                                   HEALTHY PLANET PRODUCTS, INC.

                                                  COMPUTATION OF EARNINGS PER SHARE

                                                             EXHIBIT II


                                                                 Three Months      Three Months      Six Months         Six Months
                                                                     Ended            Ended            Ended              Ended
                                                                 Sept. 30, 1996   Sept. 30, 1995   Sept. 30, 1996     Sept. 30,1995
                                                                ---------------   --------------   --------------     -------------
Primary earnings per share
      Net income                                                 $   184,935       $ 1,386,678       $   353,716        $ 1,758,207
      Dividends paid on preferred stock                                 --                --                --                 --
      Cumulative dividends on preferred stock                           --                --              (4,504)            (6,755)
                                                                 -----------       -----------       -----------        -----------

Income applicable to common stock                                $   184,935       $ 1,386,678       $   349,212        $ 1,751,452
                                                                 ===========       ===========       ===========        ===========

Shares
    Weighted average number of common
        shares outstanding                                         1,827,362         1,701,061         1,822,362          1,625,387
Add dilutive effect of conversion of preferred
    stock and outstanding options and warrants,
    as determined by the application of the
    treasury stock method                                            193,487           370,134           193,609            424,804
                                                                 -----------       -----------       -----------        -----------

                                                                   2,020,849         2,071,195         2,015,971          2,050,191
                                                                 ===========       ===========       ===========        ===========

Primary earnings per share                                       $       .09       $       .67       $       .17        $       .85
                                                                 ===========       ===========       ===========        ===========






                           PART II. OTHER INFORMATION




Item 6.    Exhibits and Reports on Form 8-K

           a.      Exhibits

                   27.  Financial Data Schedule

           b.      Reports on Form 8-K


  During the quarter ended September 30, 1996, the following reports on Form 8-K were filed by the Registrant:


Date of Report      Item Reported               Description of Item
--------------      -------------               --------------------
August 19, 1996     Item 5.  Other Events       Reporting result of Registrant's Annual
                                                Meeting of Stockholders held on August
                                                5, 1996

September 5, 1996   Item. 6.  Resignation       Reporting Resignation of Michael G.
                              of Directors      Jesselson and election of Daniel R.
                                                Coleman as Director




                                   SIGNATURES

  In accordance with the requirements of the Securities Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     HEALTHY PLANET PRODUCTS, INC.
                                             (Registrant)

DATED:  November 11, 1996            by:    /s/ Bruce A. Wilson
                                        -----------------------------
                                     Bruce A. Wilson
                                     President, Chief Executive, Chief Operating
                                     and Chief Financial Officer.