Form 10KSB
period 1996-12-31
HEALTHY PLANET PRODUCTS INC
filed 1997-03-28
CIK 768260

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB
(Mark One)

         [X] Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934
 (Fee required)

         For the fiscal year ended December 31, 1996
                                   -----------------

         [ ] Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934
 (No fee required)

         For the transition period from __________  to ___________

                         Commission file number 1-13048
                                                -------

                          HEALTHY PLANET PRODUCTS, INC.
--------------------------------------------------------------------------------
                 (Name of Small Business Issuer in Its Charter)

         Delaware                                      94-2601764
-------------------------------                    ------------------
(State or Other Jurisdiction of                     (I.R.S. Employer
Incorporation or Organization)                     Identification No.)

1700 Corporate Circle, Petaluma, California               94954
-------------------------------------------             ----------
(Address of Principal Executive Offices)                (Zip Code)

                                 (707) 778-2280
--------------------------------------------------------------------------------
                (Issuer's Telephone Number, Including Area Code)

         Securities registered under Section 12(b) of the Exchange Act:

     Title of Each Class             Name of Each Exchange on Which Registered
     -------------------             -----------------------------------------

Common Stock, $.01 par value                American Stock Exchange
------------------------------       -----------------------------------------

------------------------------       -----------------------------------------

         Securities registered under Section 12(g) of the Exchange Act:

                          Common Stock, $.01 par value
--------------------------------------------------------------------------------
                                (Title of Class)

--------------------------------------------------------------------------------
                                (Title of Class)

         Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports),and (2) has been subject to such filing requirements for past 90 days.

Yes    X          No
     -----            -----

         Check if there is no  disclosure  of  delinquent  filers in response to
Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

         The Issuer's revenues for its most recent fiscal year ended December 31, 1996 were $4,632,400.

         On March 14, 1997, the aggregate market value of the voting stock of Healthy Planet Products, Inc. (consisting of Common Stock, $.01 par value) held by non-affiliates of the Registrant was approximately $6,040,000 based on the closing price for such Common Stock on said date as reported by the American Stock Exchange.

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

         On March 11, 1997, there were 1,827,362 shares of Common Stock, $.01 par value, issued and outstanding (exclusive of 833 shares of non-voting Series B Preferred Stock convertible into 3,500 shares of Common Stock, and exclusive of 186,341 shares of voting Series D Preferred Stock convertible into 186,341 shares of Common Stock).


                       DOCUMENTS INCORPORATED BY REFERENCE

                                      None

                                     PART I

Item l.  Business

Incorporation

         Healthy Planet Products, Inc. (hereinafter referred to as the "Registrant" or the "Company") was originally organized under the laws of the state of California on July 12, 1979 under the name of Carolyn Bean Publishing, Ltd. On April 12, 1985, the Company effected a domiciliary reincorporation pursuant to which the Company was reincorporated under the laws of the State of Delaware, and the California corporate entity was merged into a new Delaware corporation of the same name. On August 2, 1993, the Company changed its name to Healthy Planet Products, Inc. The Company's executive offices and warehouse facilities are located at 1700 Corporate Circle, Petaluma, California 94954, and its telephone number is (707) 778-2280, fax number (707) 778-0307.

Special Note Regarding Forward-Looking Statements

         Certain statements in this Form 10-KSB, including information set forth under Item 6 "Management's Discussion and Analysis of Financial Condition and Results of Operations" constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Act"). Healthy Planet Products, Inc. (the "Company") desires to avail itself of certain "safe harbor" provisions of the Act and is therefore including this special note to enable the Company to do so. Forward-looking statements included in this Form 10-KSB or hereafter included in other publicly available documents filed with the Securities and Exchange Commission, reports to the Company's stockholders and other publicly available statements issued or released by the Company involve known and unknown risks, uncertainties, and other factors which could cause the Company's actual results, performance (financial or operating) or achievements to differ from the future results, performance (financial or operating) achievements expressed or implied by such forward looking statements. Such future results are based upon management's best estimates based upon current conditions and the most recent results of operations. These include purchasing plans and programs of certain large chain buyers relating to holiday product, recently experienced decline in gross margin as well as marginal increases in general and administrative expenses, the recent adverse trend in the general retail environment, general economic conditions, competition generally and specifically relating to greeting cards having environmental, nature or wildlife themes and the ability of the Company to sustain consumer demand for the Company's principal Sierra Club card line. In addition, the ability of the Company to enhance and expand its product mix and to successfully introduce new products which will meet with consumer acceptance may also affect future results. The Company to date has been materially dependent upon the efforts of Messrs. Bruce Wilson and M. Scott Foster, who constitute the Company's core senior management. The loss of either Mr. Wilson's or Mr. Foster's services may have a materially adverse effect upon the business or operations of the Company.

Principal Industry in Which the Company is Engaged

         The Company designs, publishes and markets, throughout the United States and Canada, a diversified line of cause related, nature and wildlife contemporary greeting cards, note cards, holiday cards, stationery and gifts. The Company also licenses the right to the use of the Healthy Planet Products name, trademark and art work in connection with the manufacture, sale and distribution of the Company's products in certain foreign countries. See "Business - General Business Developments During Most Recent Fiscal Year".

         In response to environmental considerations, and in connection with its identification with the Sierra Club as a licensor, all of the Company's paper products are produced on recycled paper using soy-based ink. The Company publishes and markets over 500 everyday, occasional and seasonal cards, including over 300 images which comprise the Company's principal Sierra Club card line. The Company's products are predominantly marketed through approximately 130 independent sales representatives to over 4,900 retail sales outlets comprised of card shops, stationery stores, gift, notion and variety shops, drug stores, book stores, department stores and miscellaneous chain and retail sales outlets.

         The Company is the exclusive licensee of the Sierra Club, a nationally known environmental and conservationist organization, for the use of the Sierra Club name on a line of wilderness and wildlife cards, stationery, tablets and magnets. The Sierra Club line has evolved to become the principal line of the Company, accounting for approximately 82.2% of the Company's net sales for the year ended December 31, 1996 and for approximately 85.1% of the Company's net sales for the year ended December 31, 1995.

         In furtherance of its business strategy of directing its main focus to the sale of cause-related, nature and wildlife product lines in the fourth quarter of 1993, the Company obtained an exclusive license from The Humane Society of the United States to use its name on a line of greeting cards. This line is comprised of a series of 24 Holiday images. The Humane Society line features domestic and wild animals in holiday like settings. For the year ended December 31, 1996, this line accounted for approximately 5.9% of the Company's net sales and for the year ended December 31, 1995 the Humane Society line accounted for approximately 5.1% of the Company's net sales.

         The Company also markets its SEA DREAMS(R) line, which is presently comprised of 123 designs in a 5x7 blank notecard format and 32 designs in a 4x5 boxed blank notecard format. SEA DREAMS(R) is a collection of underwater photographs of the sea and its creatures, and features corals, fish, sea-mammals and other inhabitants of the sea. For the years ended December 31, 1996 and 1995, this line accounted for approximately 5.5% and 4.7%, respectively, of the Company's net sales.

         The Company's products utilize both graphics and greetings to appeal to a broad spectrum of consumer tastes. In the case of the Company's Sierra Club products (which presently constitute the Company's principal line in terms of dollar amount of gross sales) and the Company's new sea life and wildlife card lines consist of high quality wilderness, wildlife and underwater photographic images which are intended to evoke an identification with environmental issues, nature and wildlife. Everyday note cards contain no written message, whereas seasonal greeting cards contain short contemporary messages, which the Company believes fulfills a desire for simplicity in communication.

         The greeting card occupies a unique place in the American retail market, and has been incorporated into the everyday lives of Americans. Over seven billion greeting cards are sent in America each year, one third being Christmas cards. Since greeting cards are an inexpensive personalized gift, sales tend to continue to increase even during difficult economic times.

         There is little, if any, price competition in the card industry. The retail prices of the Company's cards range from $.73 to $1.95 with most at the $1.75 price range. The Company has met no price resistance to its retail price structure for two reasons that apply generally to industry retail sales as a whole: first, greeting cards are one of the least expensive forms of gifts, and second, cards have become a socially required form of communication for everyday and special occasions. At the wholesale level, competition generally does not relate to price, but rather to quality of service, the number of different images that can be placed on store card displays, how quickly cards sell at the retail level, and the compatibility between the buyer's tastes and the card lines offered.

         The market for contemporary cards, and more particularly cause related and nature theme cards, is of recent origin, having developed primarily in the last ten years to appeal to a large segment of the population with a taste for more contemporary graphics and copy or those who wish to express their support of a particular social cause by utilizing cards associated with the cause. Contemporary, cause related and nature theme cards, including those published by the Company, creatively join graphics and copy to express a message or convey a thought or sentiment or, in the case of its Sierra Club(R), Sea Dreams(R) Humane Society(R) and Nature Baby(R) lines, high quality wildlife, wilderness and nature photography. These have been sold in the past predominantly through single-location, independently-owned businesses, such as boutiques, gift shops and book stores, rather than through stationery, card, drug or department stores, which have been the traditional outlet for more conservative, mass-marketed cards published by the major card companies. The more traditional marketplace represents a large sales source for contemporary and cause related cards. The Company believes that the market for cause related cards will continue to grow for the foreseeable future as consumers express a desire to express support for a particular cause while satisfying their greeting card needs. It has been estimated that the total number of retail outlets for cards exceeds 350,000 outlets, of which the traditional outlets are a substantial portion. See "Item l. Business - Marketing and Sales".

Charitable/Environmental Contributions.

         The Board of Directors and Management of the Company have adopted a corporate policy whereby the Company has committed the Company to providing desirable, high quality products to the ever increasing number of environmentally conscious consumers. In furtherance of this commitment, the Company has decided to contribute a portion of its wholesale proceeds from the sale of its SEA DREAMS(R) and Healthy Planet product lines to scientific, research, environmental and other charitable institutions. During fiscal year 1996, the Company contributed approximately $53,000 to organizations such as the Marine Mammal Center located in Sausalito, California, the Petaluma California Soup Kitchen and the Petaluma California Boys & Girls Club. These contributions are made at the discretion of the Company.

General Business Developments
During Most Recent Fiscal Year

         Introduction of Nature Baby(R) Line

         In December 1996, the Company introduced its Nature Baby(R) line. This new line, which had been in development for two years, is the first product which has de-emphasized counter cards and was specifically designed for the gift market. The line is comprised of 48 images of baby animals in the wild, and includes cards, magnets, journals, laser compatible stationery and envelopes, matted prints and 16"x20" prints.

         New License Agreement with the Zoological Society of San Diego

         On September 30, 1996, the Company entered into a License Agreement with the Zoological Society of San Diego pursuant to which the Company has been licensed to use the registered marks "Zoological Society of San Diego," "Center for Reproduction of Endangered Species" and "CRES" in connection with the Company's Nature Baby(R) line. The license continues through September 30, 1999 and provides for the payment of a royalty of 3% of the adjusted gross invoice price of the licensed product, with a minimum royalty of $5,000.

         Extension of Humane Society License

         Since March of 1993, the Company has been licensed by The Humane Society of the United States to utilize The Humane Society name and logo in connection with greeting cards. This license agreement was extended for an additional two year term through December 31, 1998.

         License for New Zealand and Australia

         On September 3, 1996, the Company entered into separate License Agreements with Stanley Newcomb & Co. Ltd. of New Zealand and Taylorgraphic Pty. Ltd. of Australia for the use of the Healthy Planet Product name and images on products in their respective markets. These license agreements, for terms expiring in September, 1998, provide that the Company receive a royalty of 7% of net sales of licensed products sold by each of the licensed companies.

         License for Europe

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

Products

Source of Product and Arrangement with Photographers and Others

         Published Product.

         While the overall concept and design of its products are developed by the Company in-house, it principally relies on independent, unaffiliated photographers to create images for its product lines. Agreements between the Company and its photographers apply to specific images submitted by a photographer and accepted by the Company, and are exclusive as to those images, and do not normally cover all of a photographer's works. The Company utilizes an available pool of 600-700 photographers. It additionally receives unsolicited submissions from time to time from various photographers. When utilizing the work of a particular photographer, the Company generally makes a one time payment of $300-$400, which entitles the Company to utilize the particular work for three to five years without further royalty payments.

         No single photographer with whom the Company has entered into a license or purchase of rights agreement has created products which have accounted for 4% or more of the Company's sales.

License Agreements

         The following are the principal license agreements to which the Company is a party.

         A.       The Sierra Club.

         Since June 4, 1980, the Company has been licensed by the Sierra Club to use its name on an exclusive worldwide basis on a line of greeting, note and seasonal cards as well as stationery products, tablets and magnets. This license agreement has been extended through December 31, 2005. Sales of the Sierra Club line represented approximately 82.2% and 85.1% of the Company's sales for the years ended December 31, 1996 and 1995, respectively. The Sierra Club card line is comprised of over 275 everyday designs and over 50 holiday designs, all of which are printed on recycled paper using soy-based ink. All products developed by the Company which comprise the Sierra Club line are subject to the prior approval of the Sierra Club. Under the current license agreement, the Sierra Club received an annual guaranteed minimum royalty of $321,000 for the calendar year 1996, with an annual guaranteed minimum royalty of $321,000 for each year thereafter increased by 7% per year for each year through the year 2000, and 5% per year for each year through the year 2005. In addition to the minimum annual guaranteed royalty, the Company paid Sierra Club a one time additional royalty of $60,000 for the year 1995 and will pay $50,000 for the year 2001. The license agreement may be terminated by the Sierra Club prior to its regular expiration date in the event of a material breach or default by the Company of its material obligations which remains uncured for 60 days. The material obligations of the Company principally relate to the payment of royalties. The experience of the Company with its Sierra Club line has been that sales in each license year have exceeded the base levels on which the guaranteed minimum is to be paid. For the year ended December 31, 1996, the Company paid aggregate royalties of $331,000 to the Sierra Club. No assurance may be given that actual royalties to the Sierra Club in future years will equal or exceed the minimum guaranteed royalty.

         The Company's Sierra Club line is comprised of 5x7 blank note cards which utilize over 275 images and retail for $1.75 each; 4x5 boxed cards which consist of eight cards and envelopes and have a suggested retail price of $5.95. Holiday boxed cards have a suggested retail price of $10.95 and consist of 15 cards and envelopes.

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

         B.       The Humane Society of the United States.

         In furtherance of its focus and concentration on the design and development of cause- related, nature and wildlife card lines, the Company, on March 1, 1993, entered into a license agreement with The Humane Society of the United States (the "Humane Society"), pursuant to which the Company was granted the right to use the Humane Society name and logo in the United States and Canada in connection with greeting cards. The license agreement is to continue through December 31, 1998 and may be extended by either party for one additional two-year period. In consideration for the grant of the license, the Company is to pay the Humane Society a license fee of 5% of the wholesale price for the first $100,000 of net sales of licensed product during the term of the agreement, increasing to 7% of net sales in excess of $100,000. The license agreement may be terminated by the Humane Society in the event of the failure of the Company to make any license payment or furnish any required statement, and which default continues for a period of 30 days after written notice, or in the event the Company fails to cure any other breach of the license agreement after 30 days written notice. The Humane Society line is available in boxed holiday cards. For the year ended December 31, 1996, sales of this line represented approximately 5.9% of the Company's net sales.

         C.       The Wilderness Society.

         On June 24, 1994, the Company entered into a License Agreement with The Wilderness Society, a nonprofit corporation headquartered in Washington, D.C. Pursuant to the License Agreement, the Company is granted an exclusive worldwide license to use The Wilderness Society name, logo and artwork in connection with the manufacture, sale and distribution of everyday, Christmas and/or special occasion bookmarks and refrigerator magnets produced using recycled paper and recycled plastic materials. The license is for a three year term through June 31, 1997 with the right to extend for one additional three year period. The Company is to pay to The Wilderness Society a royalty of 5% of the wholesale price of net sales for the licensed products with a minimum annual royalty of $10,000. The Company has been granted the right to promote the licensed products in two issues per year of The Wilderness Society Magazine. All licensed products are subject to prior approval of the licensor. The License Agreement is subject to early termination in the event of the failure of the Company to make royalty payments, the uncured breach of the Agreement by the Company, or the filing by the Company for protection under federal bankruptcy laws. For the year ended December 31, 1996 sales of this line represented approximately 2.5% of the Company's net sales.

         D.       The Marine Mammal Center.

         On July 28, 1994, the Company entered into a License Agreement with The Marine Mammal Center, a not for profit organization headquartered in The Golden Gate National Recreational Area, Sausalito, California, and whose principal activities relate to the preservation of marine mammals and related research. Pursuant to the License Agreement, the Company was granted the exclusive worldwide license to use The Marine Mammal Center name and logo in connection with greeting cards, stationery, journals, tablets, bookmarks, magnets, blank books, kites and puzzles. The license was for an initial term commencing August 1, 1994 through December 31, 1995. The Company has renewed the license for an additional four-year term. The Company paid a guaranteed minimum royalty of $2,500 for the year 1994 and a guaranteed minimum royalty of $5,000 for the year 1995 against a royalty of 3% of net sales of licensed products. All licensed products are subject to prior approval of the licensor. For the years ended December 31, 1996 and 1995, sales of this line represented approximately 5.5% and 4.7% of the Company's net sales.

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

Proposed and New Product Lines

         Given the Company's particular identification with the Sierra Club and environmental and other causes, the Company has created new non-card product lines marketed under the name "Healthy Planet Products", which trademark has been registered with the United States Patent and Trademark Office.

         As part of its proposed Healthy Planet Products line, the Company has designed, developed and marketed diverse paper and gift products, including stationery and other gift items. As previously described, the Company has entered into an agreement with Twin Oaks Publishing pursuant to which it granted an exclusive license to Twin Oaks, a licensee, to use the Healthy Planet Products name for certain products in Europe. Similar license agreements have been entered into for New Zealand and Australia. The Company may license the rights to others to use its Healthy Planet trademarks for certain product categories.

         The Company currently markets its Sierra Club card line under the HEALTHY PLANET PRODUCTS(R) trademark. In addition, the Company's SEA DREAMS(R) card line was introduced in the fourth quarter of 1993 and are also marketed under the Company's HEALTHY PLANET PRODUCTS(R) trademark, as is the Company's NATURE BABY(R) line, which was introduced in 1996. The Company also produces a line of social stationery comprising everyday boxed notes, stationery, journals, magnets and tablets which feature various nature and wildlife themes. The themes utilized are images which are the most popular images in the Company's Sierra Club line. Social stationery is sold in boxes of twenty sheets and coordinated envelopes with a suggested retail price of $11.95 per box. Magnetized note pads incorporate similar nature and wildlife themes and are sold in packages of two 50-sheet pads with a suggested retail price of $4.95. Journals have a suggested retail price of $11.95 each and consist of approximately 100 lined sheets of recycled paper, enclosed between two extra heavyweight sheets of recycled "chip" board. The covers feature most of the photographic images utilized for the social stationery products.

         As a licensee of The Wilderness Society, the Company, during the second half of 1994, developed a line of refrigerator magnets which feature nature and wildlife themes. Consistent with environmental considerations, the magnets are made from 100% recycled plastic. The Company also utilizes images from its Sea Dreams(R) and Nature Baby(R) lines for separate refrigerator magnet lines which are marketed utilizing The Marine Mammal Center trademark in the case of Sea Dreams(R) and the CRES trademark in the case of Nature Baby(R). Refrigerator magnets are priced at a $3.50 retail price and are sold in units of 48 on a cylindrical display.

Marketing and Sales

         The Company's products are marketed to over 4,900 retail sales outlets which are comprised of card shops; stationery stores; gift, book stores, notions and variety shops; drug stores, and department stores; and miscellaneous and multiple retail outlets. With the exception of Barnes & Noble Superstores, a national chain of bookstores which accounted for approximately 12.1% of the Company's net sales for the year ended December 31, 1996, no single customer of the Company accounted for 6% or more of the Company's net sales. The Company does not have an on-going contract or agreement with Barnes & Noble Superstores with respect to future purchase commitments. The Company views its relations with Barnes & Noble Superstores to be good. No assurance may be given as to future purchases, if any, which may be effected to this account. The Company does not consider that the loss of this account or an overall reduction in its purchasing volume would have an overall material adverse long term effect on the Company.

         The Company utilizes approximately 130 independent sales representatives who also represent the products of other companies. Independent sales representatives accounted for approximately 64% of Company sales for the year ended December 31, 1996 (with the balance of Company sales being generated via direct customer contact). Independent sales representatives are paid a fixed sales commission ranging from 5% to 20% of sales. For the year ended December 31, 1996, a total of $471,000 in commissions were paid to the sales representatives. During this period, no single sales representative accounted for more than 10% of the Company's sales.

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

Seasonal Aspects of the Company's Business

         The greeting card, social stationery and gift industry in which the Company is engaged has historically experienced seasonal sales effects, primarily due to the emphasis on Christmas and holiday product. These effects generally include peak seasonal production costs in the second and third quarters of the year, and a seasonal buildup of accounts receivable in the third and fourth quarters, thereby resulting in an increase in capital carrying costs during these periods. During 1996, seasonal effects on the Company's business resulted in approximately 61% of the Company's sales being made in the third and fourth quarters. During fiscal year 1996, approximately 21% of total annual sales were in accounts receivable during the third and fourth quarter, and are not collectible until the first quarter of the following fiscal year. Approximately 59% of the cost of manufacturing inventory was incurred in the second and third quarters of the 1996 year. Such factors require the application of working capital to either carry accounts receivable during the last two quarters of the year or to cover production costs during peak production periods.

Advertising and Sales Promotion

         The Company uses various methods to promote its products. It advertises in certain trade and gift publications, and exhibits at several of the significant industry trade shows. In addition, it produces sales materials at the beginning of each season which feature new products and merchandising programs. One of the Company's most effective forms of retail advertising is the visual display of its products in display space in retail outlets. The Company believes that its focus on cause related, nature and wildlife card and other product lines will be the indirect beneficiary of the promotion of each particular cause and consumer concerns for the environment and nature preservation. As consumers become more aware of each cause, and are supportive of the particular cause, or become more supportive of environmental preservation, the Company believes that the market and demand for its associated card and other product lines will increase.

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

Employees

         The Company currently has 24 full-time employees, including its four executive officers, 8 in administrative, managerial, and sales positions, and 12 warehouse persons. In peak seasons, the Company may employ up to 15 temporary employees for its warehouse operation. None of the Company's employees are represented by a labor union, and the Company considers its relationship with its employees to be good.

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

         The Company has also registered the "Sea Dreams" name and logo and design as a trademark used in connection with its product line featuring underwater photographs.

         The Company has registered the "Nature Baby" name and logo and design as a trademark used in connection with its product line featuring baby animals in natural wildlife settings.


Item 2.  Properties

         The Company's offices and business facilities are located in an entire self-contained building located in Petaluma, California.

         On February 12, 1996, the Company entered into a Lease Agreement with RNM Lakeville, L.P., as landlord, for premises 1700 Corporate Circle, Petaluma, California. The Company completed the physical relocation of its executive offices and warehouse to the new facility in April 1996. The premises are comprised of an entire self-contained building of tilt-up concrete construction, fully sprinklered located in an established business park consisting of approximately 52,000 square feet, of which approximately 6,700 square feet is first floor office space and approximately 45,300 square feet is warehouse space. Commencing the fourth year of the lease term, the Company will occupy an additional 22,000 square feet which will then comprise the entire building. The leased premises were newly constructed for occupation by the Company. The lease is for a term of 10 years through April 30, 2006, and may be extended pursuant to three extension options for one period of 2 years and two successive periods of 5 years each. The lease is on a "triple net basis" pursuant to which the Company is to pay a monthly rent of $26,486 during the first year of the lease term, $28,045 per month for the second and third years of the lease term, $31,161 per month for the portion of the fourth year of the lease term until the balance of the entire building is occupied, and $45,677 per month for the remainder of the fourth year of the lease term through the sixth year of the lease term, and $50,244 per month for the seventh through tenth years of the lease term. In addition to the monthly rent provided, the Company is to pay, as additional rent, all taxes, insurance premiums, maintenance and repair costs relating to the Company's use and occupancy of the premises.


Item 3.  Legal Proceedings

         The Company is not a party to any pending legal proceedings, except for one pending action for collection of a past due receivable.


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

B.       Market Information

         Nasdaq

         The range of high and low bid for such Common Stock for the periods indicated below is as follows:

                  Year                   High                      Low
                  ----                   ----                      ---

                  1995
                  1st Quarter            10                        7 1/2
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

         American Stock Exchange

         Since its admission for trading on the American Stock Exchange on April 3, 1995, the following are the high and low closing prices for the Company's Common Stock:

                  Year                    High             Low
                  ----                    ----             ---

                  1995
                  2nd Quarter            11 1/2            9 3/8
                  3rd Quarter            13 5/8           10 1/2
                  4th Quarter            12 1/2            8 1/8

                  Year                  High                  Low
                  ----                  ----                  ---

                  1996
                  1st Quarter           9 3/8                 7 1/4
                  2nd Quarter           8                     6 3/4
                  3rd Quarter           7 1/8                 5
                  4th Quarter           5 3/16                3 11/16

C.       Dividends

         The Company has never paid a dividend, whether cash or property, on its shares of Common Stock and has no present expectation of doing so in the foreseeable future.

D.       Approximated Number of Equity Security Holders

         The approximate number of record holders of the Company's Common Stock as of March 11, 1997 was 149. Such number of record owners was determined from the Company's shareholder records, and does not include beneficial owners of the Company's Common Stock whose shares are held in the names of various security holders, dealers and clearing agencies. The Company believes that the number of beneficial owners of its Common Stock held by others as or in nominee names exceeds 1,500 in number. In addition, and with respect to the Company's Series B and Series D Preferred Stock (none of which are publicly traded), the number of record holders of such classes of Preferred Stock were 1 and 16, respectively.


Item 6.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations

Results of Operations

         The following table sets forth for the periods indicated, percentages which certain items reflected in the financial data bear to the revenues of the
Company:

                                             Relationship to Total Revenues
                                                   Fiscal Year Ended
                                                      December 3l,

                                          1994           1995          1996
                                          ----           ----          ----

Net Sales                                 100%            100%         100%

Operating Expenses:
 Cost of Goods                            37.6%           38.8%        42.4%
 Selling, General and Administrative      47.4%           43.8%        55.0%

Income From Operations                    14.9%           17.4%         2.6%
Interest and Other Income (Expense)        1.1%            2.3%          6.3%

Income Before Income Taxes                16.0%           19.7%         8.9%
Net Income                                23.4%           36.4%         5.3%

Year End Results - Applicability of FAS 109

         At December 31, 1996, the Company had available net operating loss carryforwards of approximately $4,664,000 to be applied against future federal taxable income, of which $2,862,000 are subject to a limitation under Section 382 of the Internal Revenue Code of $476,950 per year. The Company recognizes deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statements or tax returns, including the future benefit of its net operating loss carryforwards. Temporary differences and carryforwards which give rise to deferred assets at December 31, 1996 are as follows:

         Benefits from net operating loss carryforward           $1,645,800
         Accounts receivable allowances                             170,800
         Inventory reserves                                          16,100
         Depreciation and amortization                               23,500
         Other                                                       26,800
                                                                 ----------
         Net deferred income taxes                                1,883,000
         Deferred income taxes expected to be utilized
           in 1997                                                  377,000
         Deferred income taxes                                   $1,506,000
                                                                 ==========

         Management of the Company believes that it is more likely than not that the tax benefits of the net operating loss carryforwards, will be realized. Management's belief is based on the Company's actual profitable results in each of the years commencing 1992. In order to utilize the full benefit of the deferred income tax asset, the Company needs to realize aggregate taxable income of approximately $5,190,000, which it expects to generate during the years 1997 through 2002. The Company has estimated its future taxable income based on its actual results for the years 1992 through 1996. The foregoing constitutes management's best estimates based upon current conditions and most recent results of operations. The results of operations in future years are subject to many conditions, many of which are beyond the control of Management and which may affect the amount of taxable income that may be generated in future years, and the resultant ability of the Company to fully utilize the deferred income tax asset. Such conditions include general economic conditions, competition generally and specifically relating to greeting cards having an environmental and wildlife theme, the ability of the Company to continue to renew its principal Sierra Club License Agreement which presently expires on December 31, 2005, and continuity of present management. The net operating losses expire as follows:

                  Year Ending December 31,             Amount
                  ------------------------             ------

                           2000                       $  201,000
                           2001                          742,000
                           2002                        1,919,000
                           2003                           88,000
                           2004                        1,300,000
                           2005                          383,000
                           2006                           31,000
                                                      ----------
                                                      $4,664,000
                                                      ==========

         As of December 31, 1996, the Company had available approximately $15,600 of Federal investment tax credits which can be carried forward and offset against future income taxes. The Company also has $25,500 of Federal alternative minimum tax credit carryforwards to reduce future regular income taxes over an indefinite period.

         In light of profitability for each of the last five fiscal years, the Company is of the reasonable belief that it is more likely than not that it will realize the tax benefits of its carryforwards based upon the assumptions and increase in taxable income as discussed above. This anticipated growth is the result of increased sales, continued control of costs and inflationary effects. In calculating the benefit of the loss carryforwards, the Company has taken into account the provisions of Section 382 of the Internal Revenue Code which limits the maximum amount of loss to be utilized to be $476,950 per year for losses incurred prior to 1988 and anticipated loss of benefits of one of the prior years' losses due to the expiration of the 15- year carryforward. The Company has not contemplated the use of any new tax planning strategies in calculating the deferred income tax asset.

         1996 Compared to 1995

         Sales for the year ended December 31, 1996 were $4,632,400 reflecting a decrease versus the prior year level of $5,892,300 of $1,259,900 or 21.3%. A general weak retail economy during 1996 and sharply reduced holiday sales accounted for the year to date decline. Include in the year end results was a provision for future holiday returns of approximately $212,000. The holiday return provision recognizes and provides for the return of unsold seasonal merchandise from customers who have been given a return privilege in exchange for varying levels of display of everyday merchandise year round.

         During 1996, sales of the Company's largest product line, The Sierra Club, accounted for 82.2% of total revenues and showed a year to year decline of 24.0%. The balance of 1996 revenues were comprised of the Company's other lines, The Humane Society of the United States, The Wilderness Society, The Marine Mammal Center, and others.

         The Company reported operating income of $119,800 or $.06 per share. This level of operating income reflected a decline versus the prior year operating income of 88.3% due principally to a loss at gross margin on lower revenues. Not included in operating income was approximately $293,000 in interest and other income. Including interest and other income, income before taxes amounted to $413,100 or $.20 per share versus the prior year income before taxes of $1,161,700 or $.57 per share. Lost gross margin on lower revenues accounted for the year to year decline.

         Cost of sales amounted to $1,965,500 for the year ended December 31, 1996 representing 42.4% of sales. This rate compares unfavorably to the prior year rate of 38.8% due to the impact of fixed costs on lower revenues.

         Selling, shipping and marketing expenses of $898,700 were below the prior year level of $998,300 by $99,600 or 10.0%. Lower shipping, commissions, and sales incentives on lower revenues accounted for the year to year decline.

         General and administrative expenses amounted to $1,648,400 for 1996 reflecting an increase of $67,600 or 4.3% versus the prior year level of $1,580,800. Higher facility rent and associated triple net costs accounted for the year to year increase.

         The Company's net profit for the year ended December 31, 1996 was $252,100 representing $.12 per share. This level compares unfavorably to the prior year level of $1.05. Included in the prior year was a benefit from deferred income taxes raising net profit by $983,200 or $.48 per share. A provision for income taxes of $161,000 was made during 1996 which includes $21,000 of estimated tax liability. This tax provision will reduce deferred tax assets.

         Total assets at December 31, 1996 amounted to $8,773,900 which reflected an increase of $355,600 or 4.2% versus the prior year level of $8,418,300. Increased receivables, inventories, prepaid expenses and other assets were offset in part by a decrease in cash to result in the overall increase. Liabilities amounted to $762,300 as of December 31, 1996 representing an increase of $54,400 versus the prior year level of $707,900. Lower accrued expenses and commissions payable due to the revenue shortfall offset by an increase in dividends payable resulted in the overall increase.

         1995 Compared to 1994

         Sales for the year ended December 31, 1995 were $5,892,300 reflecting an increase versus the prior year level of $4,736,400 of $1,155,700 or 24.4%. Included in the year end results was a provision for future holiday returns of approximately $350,000. The holiday return provision recognizes and provides for the return of unsold seasonal merchandise from customers who have been given a return privilege in exchange for varying levels of display of everyday merchandise year round.

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

         The Company's net profit for the year ended December 31, 1995 was $2,144,900 representing $1.05 per share. This level compares favorably to the 1994 net profit of $1,107,700 or $.57 per share. Included in both 1995 and 1994 year end results is a benefit from deferred income taxes of $983,200 and $349,200, respectively. These benefits represent the recognition of estimated future NOL uses.

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

Liquidity and Capital Resources

         At December 3l, 1996, the Company's working capital was $5,841,700. This compared to the 1995 working capital of $5,849,200 for a year to year marginal decrease of $7,500. The year to year decrease was primarily due to increased account receivables, inventory and prepaid expenses offset in part by a decrease in cash and increase in dividends payable.

         The primary source of the Company's liquidity is cash internally generated from operations, the exercise of warrants and employee stock options, the proceeds remaining on hand from the Company's June, 1993 public offering, and the availability of a bank credit line. The Company has a secured line of credit in the amount of $500,000 from Westamerica Bank. During the year ended December 31, 1996, the Company did not draw under this line of credit, and as of December 31, 1996, no amounts were outstanding under this line of credit. The Company believes and anticipates that the primary source of its liquidity and capital resources for its coming fiscal year will primarily be from its cash on hand, funds available to it under its line of credit and from cash internally generated from sales; all of which the Company believes will be adequate and sufficient for its immediately foreseeable operating needs.

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

                                 Not Applicable


                   [BALANCE OF PAGE INTENTIONALLY LEFT BLANK]

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with
         Section 16(a) of the Exchange Act

         The Directors and Executive Officers of the Company are as follows:

                  Name           Age       Position
                  ----           ---       --------

         Bruce A. Wilson         45     Chairman, President, Chief Executive,
                                        Chief Operating and Chief Financial
                                        Officer

         Robert Fagenson         48     Director

         M. Scott Foster         45     Director and Vice President - Sales and
                                        Marketing

         Rick Williams           40     Vice President - Operations

         Joseph F. Furlong III   48     Director

         Daniel R. Coleman       40     Director

         At the Annual Meeting of Shareholders held on August 11, 1995, the shareholders of the Company approved, among other things, an Amendment to the Company's Certificate of Incorporation to provide for a staggered Board of Directors. The Amendment classified the Board of Directors into three (3) classes with initial staggered three-year terms. Class 3 Directors were elected to serve for terms expiring at the 1996 Annual Meeting; Class 2 Directors were elected to serve for terms expiring at the 1997 Annual Meeting; and Class 1 Directors were elected to serve for terms expiring at the 1998 Annual Meeting. The following persons were elected for the classes and terms as follows:

                  Director                     Class          Term Expires
                  --------                     -----          ------------

         Bruce A. Wilson                         1                1998
         M. Scott Foster                         1                1998
         Robert Fagenson                         2                1997
         Michael Jesselson                       2                1997
         Joseph F. Furlong III                   3                1999

         On August 26, 1996, Mr. Michael Jesselson resigned as a Director of the Company and Mr. Daniel R. Coleman was elected by the Board as a Class 2 Director to fill Mr. Jesselson's unexpired term.

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

         Joseph F. Furlong III has been President of Adirondack Capital Advisors, L.L.C., a financial firm, since May 1996. Prior to this, Mr. Furlong was a partner of Colman Furlong & Co., a merchant banking firm from February 1991 to April 1996. Mr. Furlong has served as a Director of American HomePatient since June 1994 and as a Director of Capstone Pharmacy Services since December 1994.

         Daniel R. Coleman has, for the last five years, been a general partner in three limited partnerships that invest in United States equity securities. He also serves as President of Clyde Hill Research, a consulting firm to investment managers.

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

Certain Reports; Compliance with Section 16(a) of the Exchange Act

         No person who, during the fiscal year ended December 31, 1996, was a director, officer or beneficial owner of more than ten percent of the Company's Common Stock (which is the only class of securities of the Company registered under Section 12 of the Securities Exchange Act of 1934 (the "Act") (a "Reporting Person") failed to file on a timely basis, reports required by Section 16 of the Act during the most recent fiscal year or prior years. The foregoing is based solely upon a review by the Company of Forms 3 and 4 during the most recent fiscal year as furnished to the Company under Rule 16a-3(d) under the Act, and Forms 5 and amendments thereto furnished to the Company with respect to its most recent fiscal year, and any representation received by the Company from any reporting person that no Form 5 is required.


Item 10.          Executive Compensation


Summary Compensation

         The following provides certain information concerning all Plan and Non-Plan (as defined in Item 402 (a)(ii) of Regulation S-B) compensation awarded to, earned by, paid or accrued by the Company during the years ended December
31, 1996, 1995 and 1994 to the Chief Executive Officer and each of the named executive officers of the Company.

                                            SUMMARY COMPENSATION TABLE

                                                                Annual Compensation                         Long term Compensation
                                                                -------------------                         ----------------------
                                                                                                                   Awards
                                                                                                            ----------------------
                                                                                                                    No. of
                                                                                                                    Securities
                                                                                                                    Underlying
                                                                               Other              Restricted        Options/
Name and Principal                                                             Annual             Stock             SARs
Position                         Year              Salary         Bonus(1)     Comp.              Award(s)          Granted
----------------------           ----             --------        --------     ------             --------          ---------

Bruce A. Wilson                  1996             $150,000         $19,867         $23,720(2)        $15,000(3)          --
President, Chief Exec-           1995             $125,000         $43,707         $35,010(2)        $34,000(3)          --
utive, Chief Operating           1994             $125,000         $30,359         $31,794(2)        $32,750(3)          --
and Chief Financial
Officer


Ricky Williams                   1996             $ 88,600         $ 9,000         $ 5,642(4)           --               --
Vice President of                1995             $ 80,500         $12,500         $ 5,575(4)           --               --
Operations                       1994             $ 73,205         $10,000         $ 5,510(4)           --               --


M. Scott Foster                  1996             $100,000         $11,411         $24,825(5)           --               --
Vice-President of                1995             $ 80,000         $57,595         $24,825(5)           --               --
Sales and Marketing              1994             $ 80,000         $59,347         $24,665(5)           --               --

-------------------------------------

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

(2) Includes: (i) for 1996, an automobile allowance of $12,000 and the payment of premiums on a term life insurance policy of $2,720 and the payment of taxes on 4,000 shares of restricted Common Stock which vested on December 31, 1996 of $9,000; (ii) for 1995, an automobile allowance of $12,000, the payment of premiums on a term life insurance policy of $2,610 and the payment of taxes on 4,000 shares of restricted Common Stock which vested on December 31, 1995 of $20,400; and (iii) for 1994, an automobile allowance of $9,900, the payment of premiums on a term life insurance policy of $2,244 and the payment of taxes on 4,000 shares of restricted Common Stock which vested on December 31, 1994 of $19,650.

(3) In April, 1991, Mr. Wilson was granted 60,000 restricted shares vesting at the rate of 4,000 shares per year on December 31 of each year, over a 15 year period subject to certain accelerations. As of December 31, 1996, an aggregate of 24,000 shares have vested. Amounts reported under this column represent the fair market value, without giving effect to the diminution in value attributable to the restriction of such stock, of 4,000 shares of the Company's Common Stock which have vested each year, as valued on December 31 of each year. See "Other Annual Compensation", with respect to the cash payment for taxes attributable to these shares. As of December 31, 1996, the aggregate restricted stock holdings of Mr. Wilson consisted of 52,000 shares valued at $195,000, the market value of these shares as of December 31, 1996, without giving effect to the diminution in value attributable to the restriction of such stock.

(4) Includes: (i) for 1996, an automobile allowance of $5,040 and the payment of premiums on a term life insurance policy of $602; (ii) for 1995, an automobile allowance of $5,040 and the payment of premiums on a term life insurance policy of $535; and (iii) for 1994, an automobile allowance of $5,040 and payment of premiums on a term life insurance policy of $470.

(5) Includes: (i) for 1996, an expense allowance of $24,000 and the payment of premiums on a term life insurance policy of $825; (ii) for 1995, an expense allowance of $24,000 and the payment of premiums on a term life insurance policy of $825; and (iii) for 1994, an expense allowance of $24,000 and the payment of premiums on a term life insurance policy of $665.

STOCK OPTIONS/SAR GRANTS

         No stock option grants or Stock Appreciation Rights ("SARs") were made during the year ended December 31, 1996 to any of the named executive officers of the Company.

               AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR
                      AND FISCAL YEAR END OPTION/SAR VALUES

         The following table contains information with respect to the named executive officers concerning options held as of the year ended December 31, 1996.

                                                           Number of
                                                           Securities
                                                           Underlying                  Value of
                         Shares                            Unexercised                 Unexercised
                         Acquired                          Options/SARS                In-the-Money
                            on              Value             as of                    Options/SARs  at
         Name            Exercise (#)      Realized($)     December 31,1996            December 31,1996(1)
         ----            ------------      -----------     Exercisable/Unexercisable   Exercisable/Unexercisable
                                                           -------------------------   -------------------------

Bruce A. Wilson               --           $  --           102,500/  --                 $  --    / $  --
Ricky Williams                --           $  --            55,000/  --                 $  --    / $  --
M. Scott Foster               --           $  --           102,500/  --                 $  --    / $  --

(1) Based upon the average closing bid and asked prices of the Company's Common Stock on December 31, 1996 ($3.75 per share), less the exercise price for the aggregate number of shares subject to the options, none of the Options/SARs are in-the-money.

Employment Agreements

         On May 15, 1995, the Company entered into Amended and Restated Employment Agreements with its President, Chief Executive, Chief Operating and Chief Financial Officer, Mr. Bruce A. Wilson, and with Mr. M. Scott Foster, its Vice President of Sales and Marketing.

         Mr. Wilson's Employment Agreement, as amended and restated, extends the term of Mr. Wilson's employment through December 31, 1999. Mr. Wilson continues to be employed as President, Chief Executive, Chief Operating and Chief Financial Officer of the Company, and is to receive a base salary (the "Base Salary") for the calendar year commencing January 1, 1995 of $125,000 per annum, of which $20,000 is to be paid in a single lump sum on the 15th day of January, 1995 and the remainder of $105,000 is to be paid over the course of the year pursuant to the Company's regular payroll periods; for the calendar years 1996 and 1997, the amount of Base Salary is increased to $150,000 per annum, of which $30,000 is to be paid in a single lump sum on January 15th of each year and the remainder of $120,000 is to be paid over the course of the year pursuant to the Company's regular payroll periods; for the calendar years 1998 and 1999, the amount of Base Salary is increased to $160,000 per annum, of which $40,000 is to be paid in a single lump sum on January 15th of each year and the remainder of $120,000 is to be paid over the course of the year pursuant to the Company's regular payroll periods. Mr. Wilson is to further receive, for each year of the term, an incentive bonus based upon the Company's net pre-tax profit before interest expense for each calendar year, which incentive bonus ranges from 8% of the first $100,000 of net pre-tax profit to 3% of the net pre- tax profit in excess of $250,000. Mr. Wilson is to receive an automobile allowance of $ 1,000 per month, a policy of term life insurance in the amount of $500,000 payable to a beneficiary designated by him, and long-term disability insurance. In the event Mr. Wilson is terminated without cause, he is to receive a severance benefit of 24 months Base Salary if terminated after December 31, 1997, or the remaining amount of Base Salary if terminated prior to December 31,1997. In the event of a Change in Control in the Company (as defined) and, following such Change in Control, there is a change in the composition of a majority of the Directors comprising the entire Board of Directors immediately prior to the Change in Control, Mr. Wilson may elect, within six months following the change in the composition of the Board of Directors following the Change in Control, to terminate his employment with the Company and, in such case, he is to receive a special severance payment in the form of the Company paying to Mr. Wilson, with respect to all options granted to him prior to May 15, 1995, the differential between the strike price of Mr. Wilson's options plus $3.20 and the average of the closing price of the Company's Common Stock for the 10 days preceding the effective date of termination.

         In  connection  with the amendment and  restatement  of his  Employment
Agreement, all options granted to Mr. Wilson prior to December 31, 1999 have been re-designated as non-incentive stock options and, to the extent such options become vested and are presently exercisable, may be exercised through December 31, 1999. Options granted to Mr. Wilson in accordance with an option grant dated November 4, 1993 continue to be subject to the vesting schedule contained in the original grant, of which 24,000 options vested on December 31, 1996. Such vesting is subject to an acceleration of vesting in the event of a Change in Control of the Company, as defined.

         In April, 1991, Mr. Wilson was granted 60,000 restricted shares under the Company's 1991 Senior Management Incentive Plan. These restricted shares are to vest at the rate of 4,000 shares per year over a 15 year period, subject to acceleration of vesting in certain circumstances. Except in the event of acceleration, each year, upon the vesting of each 4,000 shares, the Company is to pay to Mr. Wilson a cash bonus equal to 60% of the market value of the vested shares, for the principal purpose of offsetting taxes attributable to the vesting of the shares. The grant of restricted shares to Mr. Wilson was in furtherance of the desire of the Board of Directors to have Mr. Wilson have a significant stock interest in the Company which would recognize his past performance and incentivize his continued efforts to maximize the value of the Company for all stockholders. As of December 31, 1996, an aggregate of 24,000 restricted shares were vested. In the event of certain Change in Control transactions, all then unvested restricted shares become immediately vested.

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

         In  connection  with the amendment and  restatement  of his  Employment
Agreement, all options granted to Mr. Foster prior to December 31, 1999 have been re-designated as non-incentive stock options and, to the extent such options vested and are presently exercisable, may be exercised through December 31, 1999. Options granted to Mr. Foster in accordance with an option grant dated November 4, 1993 continue to be subject to the vesting schedule contained in the original grant, of which 30,000 options become vested on December 31,1996. Such vesting is subject to an acceleration of vesting in the event of a Change in Control of the Company, as defined.

         On August 5, 1996, the Company extended and modified the Employment Agreement of Mr. Ricky Williams, Vice President of Operations. Mr. Williams' Employment Agreement was extended through December 31, 1997. During the extended term, Mr. Williams is to receive a salary of $90,000 for the year 1997. Mr. Williams is entitled to elect to receive up to 10% of each year's base salary in January in each year, with the remainder being paid to him over the course of the year pursuant to the Company's regular payroll policies. During the continuation of his employment, Mr. Williams is to receive an automobile allowance of $750 per month and is to be provided with life insurance in the amount of $250,000. In connection with his original Employment Agreement, Mr. Williams was granted options to purchase 30,000 shares of the Company's Common Stock at an exercise price of $4.75 per share. All of such options are vested and are exercisable through December 31, 1997. On November 4, 1993, Mr. Williams was granted options to purchase 30,000 shares of the Company's Common Stock at an exercise price of $6.625 per share, exercisable through December 31, 1997, and vesting in equal increments on December 31st of each year of the term of his Agreement, as extended, commencing December 31, 1994.

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

         Restricted  Stock  Purchase   Agreements.   Restricted  stock  purchase
agreements provide for the sale by the Company of shares of Common Stock at prices to be determined by the Board, which shares shall be subject to restrictions on disposition for a stated period during which the purchaser must continue employment with the Company in order to retain the shares. Payment can be made in cash,a promissory note or a combination of both. If termination of employment occurs for any reason within six months after the date of purchase, or for any reason other than death or by retirement with the consent of the Company after the six-month period but prior to the time that the restrictions on disposition lapse, the Company shall have the option to reacquire the shares at the original purchase price.

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

         Under the terms of the Director Plan, the sum of the number of shares to be received upon any grant multiplied by the fair market value of each share at the time of the grant may not exceed $75,000. All awards shall be reduced to the extent that they exceed such amount. The exercise price for options granted under the Director Plan shall be 100% of the fair market value of the Common Stock on the date of grant (or if there is no closing price for such date of grant, then the last preceding business day on which there was a closing price). The "fair market value" shall mean (i) the closing price of a share of Common Stock on the American Stock Exchange ("AMEX") or other national securities exchange; or (ii) if the Company's Common Stock is not listed for trading on the AMEX or other national securities exchange, then the closing bid price of a share of Common Stock on the Nasdaq National Market System or Nasdaq SmallCap Market (together referred to as "NASDAQ"); or (iii) in the event the Common Stock is not traded on either the AMEX or the NASDAQ, the fair market value shall be the price of the Common Stock as reported by the National Quotation Bureau, Inc., or a market maker of the Company's Common Stock; or (iv) if the Common Stock is not quoted by any of the above, by the Board of Directors acting in good faith. Until otherwise provided in the Director Plan, the exercise price of options granted under the Director Plan must be paid at the time of exercise, either in cash, by delivery of shares of Common Stock of the Company or by a combination of each. The term of each option is five (5) years from the date of grant, unless terminated sooner as provided in the Director Plan. The Director Plan is administered by a committee of the Board of Directors composed of not fewer than two persons who are officers of the Company (the "Committee"). The Committee has no discretion to determine which non-employee director will receive options or the number of shares subject to the option, the term of the option or the exercisability of the option. However, the Committee will make all determinations of the interpretation of the Director Plan. Options granted under the Director Plan do not qualify for incentive stock option treatment.

         As of March 11, 1997, there were outstanding options to purchase 45,000 shares under the Director Plan, at exercise prices ranging from $5.00 to $10.50 per share, respectively.

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


Item 11.          Security Ownership of Certain Beneficial
                  Owners and Management

         The following table sets forth certain information as of March 11, 1997 with respect to the ownership of Common Stock by (i) the persons (including any "group" as that term is used in Section 13(d)(3) of the Securities Exchange Act of 1934, as amended), known by the Company to be the beneficial owner of more than five percent of any class of the Company's voting securities, (ii) each director and each officer identified in the Summary Compensation Table, and
(iii) directors and executive officers as a group:



                   [BALANCE OF PAGE INTENTIONALLY LEFT BLANK]

Name and Address of                    Amount of and Nature        Percentage
Beneficial Owner                       of Beneficial Ownership      of Class
----------------                       -----------------------      --------

Bruce A. Wilson                            154,600(1)(2)               8.0%
1700 Corporate Circle
Petaluma, CA  94954

Robert Fagenson                             23,125(3)                  1.3%
19 Rector Street
New York, NY  10006

Starr Securities,Inc.                      131,048(4)                  7.0%
19 Rector Street
New York, NY 10006

Paul Bluhdorn                              181,256(5)                  9.2%
P.O. Box 7854
Burbank, CA 91510

Mark S. Siegel                              70,062(6)                  3.8%
P.O. Box 7854
Burbank, CA 91510

Yvette Bluhdorn                             71,738(6)(7)               3.9%
P.O. Box 7854
Burbank, CA 91510

Estate of
Ludwig Jesselson                           182,071(8)(9)              10.0%
1301 Avenue of the Americas
New York, NY 10019

Michael Jesselson                           92,062(8)(9)(10)           5.0%
1301 Avenue of the Americas
New York, NY 10019

Ricky Williams                              55,000(11)                 2.9%
1700 Corporate Circle
Petaluma, CA  94954

M. Scott Foster                            102,500(12)                 5.3%
1700 Corporate Circle
Petaluma, CA 94954

Joseph F. Furlong III                        5,000(13)                  *
One Maritime Plaza
San Francisco, CA  94111

Daniel R. Coleman                            5,000(13)                  *
500 108th Avenue, NE
Bellevue, WA  98004

All Officers and Directors
as a Group (6 persons in
number)(1)(2)(3)(11)(12)(13)               345,225                    16.3%

---------------
 *       Less than 1%.

(1)      Includes 102,000 vested and presently exercisable options.

(2) Includes 36,000 restricted shares subject to vesting at the rate of 4,000 shares per year on December 31st in each year.

(3) Includes vested options to purchase 20,000 shares of the Company's Common Stock and excludes unvested options to purchase 5,000 shares.

(4) Based upon (i) information contained in an amendment to a Schedule 13D dated March 3, 1992 filed on behalf of Starr Securities, Inc. ("Starr") and its shareholders as members of a group (the "Starr 13D") and (ii) records of the Company indicating a transfer by Starr of 12,500 Warrants included in the Starr 13D. Includes 91,628 shares of Common Stock owned of record by Starr. Includes 20,000 Warrants which vested and became exercisable on November 4, 1996. According to the Starr 13D, Starr is a registered broker-dealer and the share ownership reported therein does not include shares held by Starr in its trading account.

(5) Based on information contained in an amendment to a Schedule 13D dated January 27, 1993 (the "Bluhdorn 13D"), filed on behalf of Paul Bluhdorn, Yvette Bluhdorn and Mark Siegel. Includes 31,250 shares of the Company's Common stock owned by Mr. Bluhdorn, and 150,006 shares of Common Stock issuable upon conversion of 150,006 shares of Series D Preferred Stock owned by Mr. Bluhdorn. Does not include shares of Common Stock owned by Mrs. Bluhdorn or Mr. Siegel, as to which shares of Common Stock Mr. Bluhdorn disclaims beneficial ownership.

(6) Based on information contained in the Bluhdorn 13D and the corporate records of the Company.

(7) Based on information contained in the Bluhdorn 13D and the corporate records of the Company. Does not include shares of Common Stock owned by Mr. Bluhdorn and Mr. Siegel as to which shares of Common Stock Mrs. Bluhdorn disclaims beneficial ownership.

(8) Ludwig Jesselson died on April 3, 1993. Mr. Michael Jesselson is one of four Executors of the estate of Mr. Jesselson. As Executor, Mr. Michael Jesselson retains the authority with regard to the disposition of the shares.

(9) Based on information contained in an amendment to a Schedule 13D dated September 21, 1995 (the "Jesselson 13D") on behalf of Ludwig Jesselson, Michael Jesselson, and the Estate of Ludwig Jesselson. Includes 175,488 shares of the Company's Common Stock owned by Ludwig Jesselson and 6,583 shares of the Common Stock owned by a trust created under the will of Ludwig Jesselson, of which Michael Jesselson is the former trustee. Does not include 92,062 shares of Common Stock owned by Michael Jesselson, as to which shares of Common Stock Ludwig Jesselson disclaims beneficial ownership.

(10) Based on information contained in the Jesselson 13D. Does not include 229,821 shares of Common Stock beneficially owned by Ludwig Jesselson, as to which shares of Common Stock Michael Jesselson had disclaimed beneficial ownership. To the extent Michael Jesselson may be a beneficiary under the Estate of Ludwig Jesselson, Michael Jesselson may be considered an indirect beneficial owner of these shares.

(11)     Includes 55,000 vested and presently exercisable options.

(12)     Includes 102,500 vested and presently exercisable options.

(13)     Includes 5,000 vested and presently exercisable options.


Item 12.     Certain Relationships and Related Transactions

         For  information  concerning  the  employment  agreements  of  Bruce A.
Wilson,   Ricky   Williams  and  M.  Scott   Foster,   see  Item  10  "Executive
Compensation".

         For information concerning the issuance of 60,000 restricted shares to Mr. Bruce A. Wilson, see Item 10 "Executive Compensation".

         On August 11, 1995, upon adoption by the Company's shareholders of a Non-Employee Director Stock Option Plan, Messrs. Fagenson and Jesselson were each granted 5,000 options under the Director Plan. Upon their election as Directors, Messrs. Coleman and Furlong were each granted 5,000 options under the Director Plan. In addition, each Director will receive automatic annual grants of 3,000 options as provided for in the Director Plan.


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

(B)      Reports on Form 8-K

         During the last quarter of the period covered by this Report, the following reports on Form 8-K were filed by the Registrant:

Date of Report                Item Reported                Description of Item
--------------                -------------                -------------------

November 5, 1996         Item 5. Other Events         Reporting License Agreement between
                                                      Registrant and the Zoological Society of San
                                                      Diego



                   [BALANCE OF PAGE INTENTIONALLY LEFT BLANK]

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                        HEALTHY PLANET PRODUCTS, INC.


                        By \s\ Bruce A. Wilson
                          -----------------------------------------------------
                          Bruce A. Wilson
                          Chairman, President, Chief Executive, Chief Operating and Chief Financial Officer, and Principal Accounting Officer


Dated:  March 28, 1997

         In accordance with the Exchange Act, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


 \s\ Bruce A. Wilson                                  March 28, 1997
--------------------------------
Bruce A. Wilson
 Chairman of the Board, President,
 Chief Executive, Chief Operating
 and Chief Financial Officer


 \s\ Robert Fagenson                                  March 28, 1997
--------------------------------
Robert Fagenson
 Director


 \s\ M. Scott Foster                                  March 28, 1997
----------------------------------
M. Scott Foster
 Director, Vice President-Sales


 \s\ Joseph F. Furlong III                            March 28, 1997
--------------------------------
Joseph F. Furlong III
 Director


 \s\ Daniel R. Coleman                                March 28, 1997
-------------------------------
Daniel R. Coleman
 Director

                                  EXHIBIT INDEX

         The exhibits designated with an asterisk (*) have previously been filed with the Commission and, pursuant to 17 C.F.R. Secs. 201.24 and 240.12b-32, are incorporated by reference to the document referenced in brackets following the descriptions of such exhibits.

         Exhibit
           No.                Description
           ---                -----------

         2.1* Certificate of Merger of Carolyn Bean Publishing, Ltd. (California) and Carolyn Bean Publishing, Ltd. (Delaware) [Exhibit 2.l to Registration Statement on Form S-18, File No. 2-97768]

         3.l*     Amended  and  Restated   Certificate   of   Incorporation   of
                  Registrant [Exhibit 3 to Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1990]

         3.2* Certificate of Amendment of Certificate of Incorporation filed on August 2, 1993 effecting change in Registrant's name to Healthy Planet Products, Inc. [Exhibit 3.2 to Annual Report on Form 10-KSB for the year ended December 31, 1993]

         3.3* By-Laws [Exhibit 3.2 to Registration Statement on Form S-18, File No. 2-97768]

         4.l* Form of Common Stock Certificate [Exhibit 4 to Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1990]

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

         10.1* Form of Employment Agreement between Registrant and Bruce A. Wilson [Exhibit 10.1 to Current Report on Form 8-K dated December 21, 1990]

         10.2* Extension Agreement dated February 24, 1993 between Registrant and Bruce Wilson extending Employment Agreement [Exhibit 10.3 to Annual Report on Form 10-KSB dated March 22, 1993]

         10.3* Extension and Modification Agreement dated September 10, 1993 extending Employment Agreement of Rick Williams [Exhibit 10.1 to Current Report on Form 8-K dated September 24, 1993]

         10.4* Modification to Employment Agreement of M. Scott Foster [Exhibit 10.2 to Current Report on Form 8-K dated September 24, 1993]

         10.5* Modification to Employment Agreement of Bruce A. Wilson [Exhibit 10 to Current Report on Form 8-K dated November 3, 1993]

         10.6* License Agreement between Registrant and Sierra Club dated December 30, 1994 [Exhibit 10.1 to Current Report on Form 8-K dated January 24, 1995]

         10.7*    License  Agreement  between   Registrant  and  The  Wilderness
                  Society dated June 24, 1994 [Exhibit 10.1 to Current Report on Form 8-K dated July 1, 1994]

         10.8* License Agreement between Registrant and the American Lung Association dated June 27, 1994 [Exhibit 10.2 to Current Report on Form 8-K dated July 1, 1994]

         10.9* License Agreement between Registrant and The Marine Mammal Center dated July 28, 1994 [Exhibit 10.10 to Form 10-KSB for year ended December 31, 1995]

         10.10* Lease for premises 1694-1736 Corporate Circle, Petaluma, California 94954 [Exhibit 10.1 to Current Report on Form 8-K dated February 15, 1996]

         10.11* License Agreement between Registrant and Twin Oaks Publishing Limited dated December 18, 1995 [Exhibit 10.1 to Current Report on Form 8-K dated December 18, 1995]

         10.12* License Agreement with the Zoological Society of San Diego dated September 30, 1996 [Exhibit 10.1 to Current Report on Form 8-K dated November 5, 1996]

         11       Computation of Earnings per Common Share

         23 Consent of Moss Adams, Independent Auditors, to the incorporation by reference in the Registration Statement of Healthy Planet Products, Inc. on Form S-8 (File No. 33-84740) of their report dated February 7, 1997

         27       Financial Data Schedule

         28.l* Registrant's 1991 Senior Management Incentive Plan [Exhibit 28 to Form 8-K dated June 27, 1991]

         28.2*    Registrant's Non-Employee Director Stock Option Plan

                          HEALTHY PLANET PRODUCTS, INC.

                        INDEX TO FINANCIAL STATEMENTS AND
                          FINANCIAL STATEMENT SCHEDULES


                                                                       Page

Independent Auditor's Report

Balance Sheet - December 31, 1996

Statements of Operations -
 Years ended December 31, 1996 and 1995

Statements of Shareholders' Equity -
 Years ended December 31, 1996 and 1995

Statements of Cash Flows -
 Years ended December 31, 1996 and 1995

Notes to Financial Statements -
 December 31, 1996 and 1995

Independent Auditor's Report on
 Supplementary Schedules

Valuation and Qualifying Accounts -
 Years Ended December 31, 1996 and 1995

Supplementary Income Statement Information -
 Years Ended December 31, 1996 and 1995

                          HEALTHY PLANET PRODUCTS, INC.

                          INDEPENDENT AUDITOR'S REPORT

                                       AND
                              FINANCIAL STATEMENTS

                           DECEMBER 31, 1996 AND 1995

                                    CONTENTS


                                                                           PAGE

INDEPENDENT AUDITOR'S REPORT...............................................F - 1


FINANCIAL STATEMENTS

     Balance sheets - December 31, 1995 and 1996...........................F - 2

     Statements of Income -
         Years ended December 31, 1995 and 1996............................F - 4

     Statements of Shareholders' Equity -
         Years ended December 31, 1995 and 1996............................F - 5

     Statements of Cash Flows -
         Years ended December 31, 1995 and 1996............................F - 6

     Notes to Financial Statements.........................................F - 7

MOSS ADAMS LLP
--------------------------------------------------------------------------------
CERTIFIED PUBLIC ACCOUNTANTS

INDEPENDENT AUDITOR'S REPORT



To the Board of Directors
Healthy Planet Products, Inc.


We have audited the accompanying balance sheets of Healthy Planet Products, Inc., as of December 31, 1996 and 1995, and the related statements of income, shareholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Healthy Planet Products, Inc., as of December 31, 1996 and 1995, and the results of its operations and its cash flows for the years then ended, in conformity with generally accepted accounting principles.


                                              /s/ Moss Adams LLP
Santa Rosa, California
February 7, 1997



A member of
Moores Rowland
INTERNATIONAL
An association of independent
accounting firms throughout the world.



                                                                      Page F - 1

                                                   HEALTHY PLANET PRODUCTS, INC.
                                                                  BALANCE SHEETS

--------------------------------------------------------------------------------
December 31,                                           1995              1996
--------------------------------------------------------------------------------

                                     ASSETS

CURRENT ASSETS
     Cash and cash equivalents                       $4,142,100       $1,650,600
     Marketable securities                                 --          1,989,300
     Accounts receivable                                736,500        1,003,400
     Inventories                                        905,300        1,418,000
     Prepaid expenses                                    33,200          125,200
     Deferred income taxes                              740,000          377,000
                                                     ----------       ----------

             Total current assets                     6,557,100        6,563,500
                                                     ----------       ----------

PROPERTY AND EQUIPMENT                                  444,900          454,800
                                                     ----------       ----------

OTHER ASSETS
     Deferred income taxes                            1,283,000        1,506,000
     Intangible assets                                  116,900           83,600
     Other                                               16,400          166,000
                                                     ----------       ----------

                                                      1,416,300        1,755,600
                                                     ----------       ----------

             Total assets                            $8,418,300       $8,773,900
                                                     ==========       ==========

The accompanying notes are an integral part of these financial statements.
--------------------------------------------------------------------------------
                                                                      Page F - 2


                                                         HEALTHY PLANET PRODUCTS, INC.
                                                            BALANCE SHEETS (Continued)
---------------------------------------------------------------------------------------
December 31,                                                  1995             1996
---------------------------------------------------------------------------------------
                      LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
     Accounts payable                                     $    293,900    $    394,800
     Royalties payable                                           8,600           7,400
     Commissions payable                                       156,000         118,000
     Income taxes payable                                        9,600          21,000
     Dividends payable                                            --            61,500
     Accrued wages, bonuses and payroll taxes                  131,500          70,600
     Accrued liabilities                                        17,900          48,500
     Accrued rent payable                                       90,400            --
                                                          ------------    ------------

             Total current liabilities                         707,900         721,800
                                                          ------------    ------------

ACCRUED RENT PAYABLE                                              --            40,500
                                                          ------------    ------------

SHAREHOLDERS' EQUITY
     Common stock, $.01 par value, 12,000,000 shares
         authorized, 1,744,028 and 1,827,362 shares
         issued and outstanding, respectively                   17,400          18,300
     Preferred stock, with aggregate liquidation
         preference totaling $952,200                           25,600          18,700
     Additional paid-in capital                             12,189,600      12,308,200
     Accumulated deficit                                    (4,522,200)     (4,333,600)
                                                          ------------    ------------

             Total shareholders' equity                      7,710,400       8,011,600
                                                          ------------    ------------

             Total liabilities and shareholders' equity   $  8,418,300    $  8,773,900
                                                          ============    ============

The accompanying notes are an integral part of these financial statements.
--------------------------------------------------------------------------------

                                                                      Page F - 3

                                                   HEALTHY PLANET PRODUCTS, INC.
                                                            STATEMENTS OF INCOME

--------------------------------------------------------------------------------
Years Ended December 31,                        1995           1996
--------------------------------------------------------------------------------

NET SALES                                   $ 5,892,300    $ 4,632,400

COST OF GOODS SOLD                            2,286,700      1,965,500
                                            -----------    -----------

GROSS PROFIT                                  3,605,600      2,666,900
                                            -----------    -----------

OPERATING EXPENSES
     Selling, shipping and marketing            998,300        898,700
     General and administrative               1,580,800      1,648,400
                                            -----------    -----------

                                              2,579,100      2,547,100
                                            -----------    -----------

OPERATING INCOME                              1,026,500        119,800
                                            -----------    -----------

OTHER INCOME (EXPENSE)
     Interest income                            129,700        158,400
     Other income                                 5,500        134,900
                                            -----------    -----------

                                                135,200        293,300
                                            -----------    -----------

INCOME BEFORE INCOME TAXES                    1,161,700        413,100

PROVISION FOR (BENEFIT FROM) INCOME TAXES      (983,200)       161,000
                                            -----------    -----------

NET INCOME                                    2,144,900        252,100

DIVIDENDS PAID AND ACCUMULATED
     ON PREFERRED STOCK                          (9,000)        (9,000)
                                            -----------    -----------

INCOME APPLICABLE TO COMMON STOCK           $ 2,135,900    $   243,100
                                            ===========    ===========

EARNINGS PER SHARE                          $      1.05    $      0.12
                                            ===========    ===========

WEIGHTED AVERAGE COMMON SHARES
     AND EQUIVALENTS OUTSTANDING              2,041,645      2,013,623
                                            ===========    ===========



The accompanying notes are an integral part of these financial statements.
--------------------------------------------------------------------------------
                                                                      Page F - 4


                                                   HEALTHY PLANET PRODUCTS, INC.
                                              STATEMENTS OF SHAREHOLDERS' EQUITY
                                                      December 31, 1995 and 1996
----------------------------------------------------------------------------------------------------


                                                                               PREFERRED STOCK
                                                                       -----------------------------
                                                 COMMON STOCK                    SERIES B
                                         ----------------------------  ----------------------------
                                             SHARES         AMOUNT         SHARES         AMOUNT
                                         -------------  -------------  -------------  -------------
Balance, December 31, 1994                  1,522,216   $     15,200          1,251    $        100
    Net income for the year ended
      December 31, 1995                          --             --             --              --
    Conversion of Series D Preferred
      stock to common stock                   110,500          1,100           --              --
    Conversion of Series B Preferred
      stock to common stock                     8,334            100           (417)           --
    Vesting of 4,000 restricted shares
      of common stock                            --             --             --              --
    Exercise of employee stock
      options                                  60,000            600           --              --
    Exercise of warrants                       42,978            400           --              --
    Cost of registration of warrants             --             --             --              --
                                         ------------   ------------   ------------    ------------
Balance, December 31, 1995                  1,744,028         17,400            834             100
    Net income for the year ended
      December 31, 1996                          --             --             --              --
    Net unrealized loss on marketable
      securities                                 --             --             --              --
    Dividends payable on  Series B
      Preferred stock                            --             --             --              --
    Conversion of Series D Preferred
      stock to common stock                    68,334            700           --              --
    Vesting of 4,000 restricted shares
      of common stock                            --             --             --              --
    Exercise of employee stock
      options                                  15,000            200           --              --
                                         ------------   ------------   ------------    ------------
Balance, December 31, 1996                  1,827,362   $     18,300            834    $        100
                                         ============   ============   ============    ============


                                                   HEALTHY PLANET PRODUCTS, INC.
                                              STATEMENTS OF SHAREHOLDERS' EQUITY
                                                      December 31, 1995 and 1996
                                                PREFERRED STOCK
                                         -----------------------------
                                                   SERIES D               ADDITIONAL
                                         ----------------------------       PAID-IN        ACCUMULATED
                                             SHARES         AMOUNT          CAPITAL          DEFICIT
                                         -------------  -------------  ----------------  ---------------
Balance, December 31, 1994                     365,175    $     36,500    $ 11,665,400    $ (6,667,100)
    Net income for the year ended
      December 31, 1995                           --              --              --         2,144,900
    Conversion of Series D Preferred
      stock to common stock                   (110,500)        (11,000)          9,900            --
    Conversion of Series B Preferred
      stock to common stock                       --              --              (100)           --
    Vesting of 4,000 restricted shares
      of common stock                             --              --            22,500            --
    Exercise of employee stock
      options                                     --              --           295,600            --
    Exercise of warrants                          --              --           245,300            --
    Cost of registration of warrants              --              --           (49,000)           --
                                          ------------    ------------    ------------    ------------
Balance, December 31, 1995                     254,675          25,500      12,189,600      (4,522,200)
    Net income for the year ended
      December 31, 1996                           --              --              --           252,100
    Net unrealized loss on marketable
      securities                                  --              --              --            (2,000)
    Dividends payable on  Series B
      Preferred stock                             --              --              --           (61,500)
    Conversion of Series D Preferred
      stock to common stock                    (68,334)         (6,900)          6,200            --
    Vesting of 4,000 restricted shares
      of common stock                             --              --            22,500            --
    Exercise of employee stock
      options                                     --              --            89,900            --
                                          ------------    ------------    ------------    ------------
Balance, December 31, 1996                     186,341    $     18,600    $ 12,308,200    $ (4,333,600)
                                          ============    ============    ============    ============


The accompanying notes are an integral part of these financial statements.
--------------------------------------------------------------------------------

                                                                      Page F - 5

                                                   HEALTHY PLANET PRODUCTS, INC.
                                                        STATEMENTS OF CASH FLOWS
-----------------------------------------------------------------------------------------------
Years Ended December 31,                                               1995            1996
-----------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
     Net income                                                      $ 2,144,900    $   252,100
     Adjustments to reconcile net income to net
         cash provided (used) by operating activities:
             Depreciation and amortization                               145,900        188,100
             Change in allowance for doubtful accounts and returns       302,800       (112,400)
             Vesting of restricted shares                                 22,500         22,500
             Deferred income taxes                                    (1,013,000)       140,000
             Loss on disposal of fixed assets                               --           12,500
         Changes in:
             Accounts receivable                                         (29,500)      (154,500)
             Inventories                                                (210,600)      (512,700)
             Prepaid expenses                                             (7,200)       (92,000)
             Accounts payable                                             67,700        100,900
             Royalties payable                                           (71,600)        (1,200)
             Commissions payable                                          32,100        (38,000)
             Income taxes payable                                          9,600         11,400
             Accrued wages, bonuses and payroll taxes                      5,200        (60,900)
             Accrued liabilities                                         (13,000)        30,600
             Accrued rent payable                                          3,500        (49,900)
                                                                     -----------    -----------
                Net cash provided (used) by operating activities       1,389,300       (263,500)
                                                                     -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES
     Purchases of marketable securities                                     --       (1,991,300)
     Purchases of property and equipment                                (306,500)      (137,700)
     Increase in publishing rights                                       (67,500)       (38,200)
     Other                                                                86,400       (150,800)
                                                                     -----------    -----------
                Net cash used by investing activities                   (287,600)    (2,318,000)
                                                                     -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES
     Costs of registration of warrants                                   (49,000)          --
     Proceeds from exercise of warrants                                  245,700           --
     Proceeds from exercise of employee stock options                    296,200         90,000
                                                                     -----------    -----------
                Net cash provided by financing activities                492,900         90,000
                                                                     -----------    -----------

INCREASE (DECREASE) IN CASH AND
     CASH EQUIVALENTS                                                  1,594,600     (2,491,500)
CASH AND CASH EQUIVALENTS
     Beginning of year                                                 2,547,500      4,142,100
                                                                     -----------    -----------
     End of year                                                     $ 4,142,100    $ 1,650,600
                                                                     ===========    ===========

The accompanying notes are an integral part of these financial statements.
--------------------------------------------------------------------------------

                                                                      Page F - 6

                                                   HEALTHY PLANET PRODUCTS, INC.
                                                   NOTES TO FINANCIAL STATEMENTS
                                                      December 31, 1996 and 1995

--------------------------------------------------------------------------------

NOTE  1 -     NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of business - Healthy Planet Products designs, publishes, markets and distributes greeting cards, stationery and other gift items throughout the United States and Canada. The Company's products are marketed to over 4,900 retail sales outlets. A small portion of Company sales are the result of direct response catalog sales. The majority of the Company's sales are in the Sierra Club's line of blank notes and holiday greeting cards.

Cash and cash equivalents and marketable securities - The Company considers all investments with an original maturity of three months or less on their acquisition date to be cash equivalents. Marketable securities are classified as available-for-sale and are available to support current operations or to take advantage of other investment opportunities. These securities are stated at estimated fair value based upon market quotes and consist of United States government and Federal agency securities. Unrealized gains and losses are computed on the basis of specific identification and are included in retained earnings. Realized gains and losses are included in other income. Interest earned is included in interest income.

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

             Machinery, equipment and leasehold improvements        3 - 10 years
             Color separations                                           3 years
             Furniture and fixtures                                      5 years
             Computer software                                           5 years

Royalties- The Company pays royalties to licensers and artists for use of their names, logos and card designs based on actual volume of cards sold.

Income taxes - The provision for income taxes is based on pre-tax earnings reported in the financial statements, adjusted for requirements of current tax law, plus the change in deferred taxes. Deferred tax assets and liabilities are recognized using enacted tax rates and reflect the expected future tax consequences of temporary differences between the recorded amounts of assets and liabilities for financial reporting purposes and tax basis of such assets and liabilities and future benefits from net operating loss carryforwards and other expenses previously recorded for financial reporting purposes. Income taxes are described further in Note 7.

Other assets - Publishing rights consist of costs incurred to obtain images for use on the Company's products. Such costs are capitalized and amortized over three years.

Earnings per share - Earnings per share have been computed by dividing net earnings, after reduction for paid and accumulated preferred stock dividends, by the weighted average number of common shares and equivalents outstanding. Common share equivalents included in the computation represent shares issuable upon the assumed conversion of convertible preferred stock and exercise of stock options and warrants which would have a dilutive effect on earnings. Net earnings were reduced for preferred stock dividends paid and/or accumulated in 1996 and 1995, by $9,000.

                                                                      Page F - 7

                                                   HEALTHY PLANET PRODUCTS, INC.
                                       NOTES TO FINANCIAL STATEMENTS (Continued)
                                                      December 31, 1996 and 1995

--------------------------------------------------------------------------------

NOTE 1 - NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Concentrations of risk - Financial instruments potentially subjecting the Company to concentrations of credit risk consist primarily of bank demand deposits in excess of FDIC insurance thresholds and trade receivable balances of the Company's largest customers. Cash equivalents consist of CD's and money funds at various financial institutions. The CD's are within FDIC insurance thresholds. Receivables are not collateralized, but the Company conducts frequent credit checks on customers with material balances.

Use of estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires the Company make estimates and assumptions affecting the reported amounts of assets, liabilities, revenues and expenses, and disclosure of contingent assets and liabilities. The amounts estimated could differ from actual results.

Advertising - Costs associated with the production of catalogs are capitalized and amortized over the expected life of the catalog of 1-2 years. Total capitalized catalog costs at December 31, 1996 and 1995 were $75,500 and $0, respectively. All other advertising costs are expensed as incurred. Advertising expense totaled $41,800 and $24,800 for the years ended December 31, 1996 and 1995, respectively.


NOTE  2 - MARKETABLE SECURITIES

Following is a summary of marketable securities:
                                                                      Gross                Gross
                                                                    Unrealized           Unrealized           Estimated
                                                                     Holding              Holding                Fair
                                                  Cost                Gains                Losses               Value
                                            -----------------    -----------------    -----------------    -----------------
U. S. Treasury securities                        $ 1,241,200       $        1,300       $       (2,500)         $ 1,240,000
Federal agency securities                            750,100                    -                 (800)             749,300
                                            -----------------    -----------------    -----------------    -----------------
                                                 $ 1,991,300       $        1,300       $       (3,300)         $ 1,989,300
                                            =================    =================    =================    =================

Maturities of marketable securities at December 31, 1996, were as follows:

                                            Cost                Fair Value
                                      -------------------    -------------------

Due within one year                     $        997,700       $        997,700
Due after one year through two years             993,600                991,600
                                      -------------------    -------------------

                                         $     1,991,300        $     1,989,300
                                      ===================    ===================

There were no sales of marketable securities during 1996.

                                                                      Page F - 8

                                                   HEALTHY PLANET PRODUCTS, INC.
                                       NOTES TO FINANCIAL STATEMENTS (Continued)
                                                      December 31, 1996 and 1995

--------------------------------------------------------------------------------

NOTE  3 - ACCOUNTS RECEIVABLE
                                                        1995           1996
                                                    -----------    ------------

Accounts receivable                                  $ 1,243,500    $ 1,375,600
Accrued interest                                            --           17,400
Income tax refund receivable                                --            5,000
Less allowances for doubtful accounts and returns       (507,000)      (394,600)
                                                     -----------    -----------
                                                     $   736,500    $ 1,003,400
                                                     ===========    ===========


NOTE  4 - INVENTORIES
                                                         1995           1996
                                                     -----------    -----------

Raw materials                                        $    36,800    $    85,300
Work-in-process                                          539,200        999,500
Finished goods                                           329,300        333,200
                                                     -----------    -----------
                                                     $   905,300    $ 1,418,000
                                                     ===========    ===========
NOTE  5 - PROPERTY AND EQUIPMENT

                                                            1995           1996
                                                     -----------    -----------

Machinery, equipment and leasehold improvements      $   748,900    $   647,200
Color separations                                        317,400        206,500
Furniture and fixtures                                    72,700         72,700
Computer software                                         38,200         38,200
                                                     -----------    -----------
                                                       1,177,200        964,600
Less accumulated depreciation and amortization          (732,300)      (509,800)
                                                     -----------    -----------
                                                     $   444,900    $   454,800
                                                     ===========    ===========

                                                                      Page F - 9

                                                   HEALTHY PLANET PRODUCTS, INC.
                                       NOTES TO FINANCIAL STATEMENTS (Continued)
                                                      December 31, 1996 and 1995

--------------------------------------------------------------------------------

NOTE  6 - INTANGIBLE ASSETS
                                                     1995               1996
                                                 -----------        -----------

Publishing rights                                $   376,800        $   415,000
Less accumulated amortization                       (259,900)          (331,400)
                                                 -----------        -----------
                                                 $   116,900        $    83,600
                                                 ===========        ===========

NOTE  7 - INCOME TAXES

                                                     1995               1996
                                                 -----------        -----------
Current
     Federal                                     $    29,000        $      --
     State                                               800             21,000
                                                 -----------        -----------
                                                      29,800             21,000
                                                 -----------        -----------
Deferred
     Current                                        (290,000)           363,000
     Non-current                                    (723,000)          (223,000)
                                                 -----------        -----------
                                                  (1,013,000)           140,000
                                                 -----------        -----------
                                                 $  (983,200)       $   161,000
                                                 ===========        ===========

The difference between the actual income tax provision (benefit) and the tax provision (benefit) computed by applying the statutory federal income tax rate to earnings before taxes is attributable to the following:

                                                          1995          1996
                                                          ----          ----

Income tax provision                                      34.0%         34.0%
State taxes                                                9.3           9.3
Change in deferred tax asset valuation allowance        (139.0)          --
Change in allowance for doubtful accounts and returns     11.0         (11.8)
Non-deductible expenses                                    --            3.9
Other                                                     (0.3)          3.8
                                                         -----          ----
                                                         (85.0%)        39.2%
                                                         =====          ====

                                                                     Page F - 10

                                                   HEALTHY PLANET PRODUCTS, INC.
                                       NOTES TO FINANCIAL STATEMENTS (Continued)
                                                      December 31, 1996 and 1995

--------------------------------------------------------------------------------

NOTE  7 - INCOME TAXES (Continued)

At December 31, 1996, the Company had available net operating loss carryovers of approximately $4,664,000 to be applied against future federal taxable income. Due to a change in ownership during 1988, $2,862,000 of these amounts are subject to a Section 382 limitation of a maximum of $476,950 per year. The remaining amount is available to be used without yearly limitation. For federal tax purposes, net operating losses expire as follows:

                  Year ending December 31,
                  -------------------------
                            2000                      $   201,000
                            2001                          742,000
                            2002                        1,919,000
                            2003                           88,000
                            2004                        1,300,000
                            2005                          383,000
                            2006                           31,000
                                                      ------------

                                                      $ 4,664,000
                                                      ============


The Company has available approximately $25,500 of federal Alternative Minimum Tax credits which can be carried forward indefinitely and offset against future income taxes.

Temporary differences and carryforwards which give rise to deferred tax assets at December 31, are as follows:

                                                   1995           1996
                                                -----------    -----------

Accounts receivable allowances                  $   219,500    $   170,800
Inventory reserve                                    32,900         16,100
Benefits from net operating loss carryforward       497,300        187,400
Other                                                (9,700)         2,700
                                                -----------    -----------

Current deferred tax asset                      $   740,000    $   377,000
                                                ===========    ===========

Depreciation and amortization                   $    25,300    $    23,500
Benefits from net operating loss carryforward     1,233,100      1,458,400
Other                                                24,600         24,100
                                                -----------    -----------

Non current deferred tax asset                  $ 1,283,000    $ 1,506,000
                                                ===========    ===========

Management of the Company believes it is more likely than not that all net operating loss carryforwards will be utilized prior to expiration. Accordingly, the valuation allowance was eliminated in the third quarter of 1995.

                                                                     Page F - 11

                                                   HEALTHY PLANET PRODUCTS, INC.
                                       NOTES TO FINANCIAL STATEMENTS (Continued)
                                                      December 31, 1996 and 1995

--------------------------------------------------------------------------------

NOTE  8 - LINE OF CREDIT

The Company has available a revolving line of credit for up to $500,000 with interest at the bank's Index Rate plus .75%, collateralized by receivables, inventory, contract rights, equipment, and intangibles. This line matures May 31, 1997, and requires that the Company meet restrictions relating to key financial ratios. At December 31, 1996, the Company had no outstanding draws under this line-of-credit agreement.


NOTE  9 - COMMITMENTS

Leases - The Company leases office and warehouse space under an operating lease expiring May 2006, which includes scheduled base rent increases over the term of the lease. The total amount of the base rent payments is being charged to expense on the straight-line method over the term of the lease. Since the inception of the lease, the Company has recorded a deferred credit to reflect excess of rent expense over cash payments. Future minimum lease payments are as follows:

               Year ending December 31,
               ------------------------
                         1997                    $   331,900
                         1998                        336,500
                         1999                        451,700
                         2000                        548,100
                         2001                        548,100
                      Thereafter                   2,562,400
                                                -------------

                                                 $ 4,778,700
                                                =============

Rent expense totaled $330,700 and $205,800 for the years ended December 31, 1996 and 1995, respectively.

Employment Agreements - The Company entered into employment agreements expiring through December 31, 1999, with three key employees. Compensation related to these agreements amount to $338,600 for the year ending December 31, 1996.

License Agreements - The Company has entered into licensing agreements with the Sierra Club, The Wilderness Society, The Marine Mammal Center, The Zoological Society of San Diego, and The Humane Society of the United States, expiring through December 31, 2005. The agreements call for royalty payments of 2% - 10% of net sales, as defined in the agreements, subject to minimum cumulative royalties of $4,029,700, over the life of these agreements. Management estimates that actual royalties on future sales will equal or exceed minimum royalties. Options exist to extend the terms of certain agreements. Sales under the Sierra Club agreement accounted for 82% and 85% of total sales for the years ended December 31, 1996 and 1995, respectively.

                                                                     Page F - 12

                                                   HEALTHY PLANET PRODUCTS, INC.
                                       NOTES TO FINANCIAL STATEMENTS (Continued)
                                                      December 31, 1996 and 1995

--------------------------------------------------------------------------------

NOTE 10 - MAJOR SUPPLIERS

During the year ended December 31, 1996, the Company made 41.1%, 19.9% and 8.2% of its purchases from three suppliers. Amounts due to suppliers included in accounts payable and accrued liabilities totaled $308,400 at December 31, 1996.


NOTE 11 - CAPITAL STOCK
                                                                       1995      1996
                                                                     -------   -------
Series B, $.10 par value, with aggregate liquidation preference of
     $100,000, 14,250 shares authorized, 834 and 834 shares
     shares issued and outstanding                                   $   100   $   100

Series D, $.10 par value, with aggregate liquidation preference of
     $952,200, 371,009 shares authorized, 254,675 and 186,341
     shares issued and outstanding, respectively                      25,500    18,600
                                                                     -------   -------

                                                                     $25,600   $18,700
                                                                     =======   =======

Series B Preferred stock is non-voting and convertible into common stock at the rate of 4.40 shares of common stock for each share of preferred stock. It has a liquidating preference of $120 per share plus any cumulative but unpaid dividends over the holders of common stock. The stock carries a cumulative annual dividend of $10.80 per share, which is declared semi-annually. The Company may redeem stock upon 60 days' notice, plus cumulative but unpaid dividends, subject to the right of the stockholders to convert prior to the fixed date of redemption at $120 per share. At December 31, 1996, cumulative dividends totaled $61,500.

Series D Preferred stock has full voting rights at the rate of one vote per share and is convertible into common stock at the rate of one share of common stock for each share of preferred. The preferred stock has a liquidating preference of $5.11 per share and carries no dividend. During 1996, 68,334 shares of Series D Preferred stock were converted to common stock.


NOTE 12 -     STOCK OPTIONS AND WARRANTS

The Company has a stock option plan which provides for the granting of qualified and non-qualified stock options, incentive stock rights, stock appreciation rights and restricted shares to officers, key employees and its public relations firm to purchase up to an aggregate of 465,000 shares of common stock. No options shall be granted under the Plan after 2001. The Company also has a stock option plan which provides for the granting of stock options to non-employee directors and members of any advisory boards, as defined in the agreement, to purchase up to an aggregate of 75,000 shares of common stock. No options shall be granted under the plan after 2005. During 1996, 20,000 options were granted, 15,000 options were exercised, and 35,000 options were forfeited. At December 31, 1996, 290,000 common stock options were exercisable at a weighted-average exercise price of $6.45. In addition, 20,000 options become exercisable in 1997. The exercise prices of the options range from $4.75 to $10.50. Options have a remaining life of one to five years.

                                                                     Page F - 13

                                                   HEALTHY PLANET PRODUCTS, INC.
                                       NOTES TO FINANCIAL STATEMENTS (Continued)
                                                      December 31, 1996 and 1995

--------------------------------------------------------------------------------

NOTE 12 - STOCK OPTIONS AND WARRANTS (Continued)

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

In September 1996, the Company issued 60,000 common stock warrants exercisable at $5.0625 per share through 2001. The warrants become exercisable in 20,000 increments in September 1996, 1997 and 1998.

The Company has adopted the disclosure only provision of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation." Accordingly, no compensation expense has been recognized for stock options and warrants issued during 1995 and 1996. Had compensation cost for the Company's options and warrants been determined based on the fair value at the grant date for awards in 1995 and 1996 consistent with the provisions of SFAS No. 123, the Company's net earnings and earnings per share would have reduced to the pro forma amounts indicated below:

                                        1995          1996
                                   -------------   -----------

Net earnings - as reported         $   2,135,900   $   243,100
Net earnings - pro forma           $   2,107,000   $   184,100

Earnings per share - as reported   $        1.05   $      0.12
Earnings per share - pro forma     $        1.03   $      0.09


The fair value of each option and warrant is estimated on date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in:

                                         1995                    1996
                                  --------------------    --------------------

Dividends                                 None                    None
Expected volatility                      41.24%                  41.24%
Risk free interest rate                   7.03%                   6.64%
Expected life                          4 years                 4 years


Options issued during 1995 and 1996 have an estimated weighted average fair value of $4.38 and $2.38, respectively. Warrants issued during 1996 have an estimated fair value of $2.09.

                                                                     Page F - 14

                                                   HEALTHY PLANET PRODUCTS, INC.
                                       NOTES TO FINANCIAL STATEMENTS (Continued)
                                                      December 31, 1996 and 1995

--------------------------------------------------------------------------------

NOTE 12 -     STOCK OPTIONS AND WARRANTS (Continued)

The activity of the stock option plan and warrants is as follows:

                                                           Weighted-                          Weighted-
                                          Shares            Average          Shares            Average
                                           Under            Excise            Under            Excise          Restricted
                                         Warrants            Price           Options            Price            Shares
                                       --------------    --------------   --------------    --------------    -------------
Balance, December 31, 1994                    51,095                         390,000                           44,000
Granted                                           --                          10,000                               --
Exercised                                    (42,978)                        (60,000)                              --
Forfeited                                         --                              --                               --
Vested                                            --                              --                           (4,000)
                                       --------------                   ------------                        ----------

Balance, December 31, 1995                     8,117       $ 7.20            340,000          $6.36            40,000
Granted                                       60,000         5.06             20,000           5.84                 --
Exercised                                         --                         (15,000)          4.75                 --
Forfeited                                         --                         (35,000)          6.25                 --
Vested                                            --                              --                           (4,000)
                                       --------------                   ------------                        ----------

Balance, December 31, 1996                    68,117       $ 5.31            310,000          $6.41            36,000
                                       ==============                  ==============                     ============

NOTE 13 -     STATEMENTS OF CASH FLOWS

                                            1995                 1996
                                       ------------------    ----------------
Cash paid during the year for:
     Interest                           $             --      $           --
     Income taxes                                 20,200              21,900


Non-cash investing and financing activities for the year ended December 31, 1996 consisted of converting 68,334 shares of Series D Preferred stock to 68,334 shares of common stock, and recording of $61,500 of dividends payable on Series B Preferred Stock.

                                                                     Page F - 15

                                                   HEALTHY PLANET PRODUCTS, INC.
                                       NOTES TO FINANCIAL STATEMENTS (Continued)
                                                      December 31, 1996 and 1995

--------------------------------------------------------------------------------

NOTE 14 - MAJOR CUSTOMER

Sales to a major customer was approximately $559,000 during the year ended December 31, 1996, representing 12.1% of total sales. At December 31, 1996, amounts due from this customer included in accounts receivable was $101,800.


NOTE 15 - EMPLOYEE BENEFIT PLAN

During the year the Company  adopted a 401(k)  profit  sharing plan covering all
employees  meeting  minimum  service   requirements.   Plan   contributions  are
discretionary. There were no employer contributions for the year.

                                                                     Page F - 16