Form 10-Q
period 1997-03-31
HEALTHY PLANET PRODUCTS INC
filed 1997-05-14
CIK 768260

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1997

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

                  Yes    X                           No
                      -------                           -------

         As of May 8, 1997, there were issued and outstanding 1,827,362 shares of common stock of the registrant (exclusive of 186,341 shares of voting Series D Preferred Stock convertible into 186,341 shares of common stock).

                                    HEALTHY PLANET PRODUCTS, INC.

                                              INDEX


                                                                                          Page

Form 10-QSB Cover Page                                                                      1

Index                                                                                       2

PART I.      FINANCIAL INFORMATION

         Item 1.   Financial Statements

                  Balance Sheet at March 31, 1997                                           3

                  Statements of Operations for the three-months ended                       5
                      March 31, 1997 and 1996

                  Statements of Cash Flows for the three-months ended                       6
                      March 31, 1997 and 1996


                  Notes to the Financial Statements                                         7

         Item 2.   Management's Discussion and Analysis of Financial
                   Condition and Results of Operations                                      9



PART II.     OTHER INFORMATION

         Item 6.    Exhibits and Reports on Form 8-K, Signature                            13

                                         Page 2 of 13

                                     PART I
                              FINANCIAL INFORMATION

Item 1.   Financial Statements


                          HEALTHY PLANET PRODUCTS, INC.

                                  BALANCE SHEET

                                     ASSETS

                                                                       March 31,
                                                                         1997
                                                                      ----------
                                                                     (Unaudited)
CURRENT ASSETS
         Cash and cash equivalents                                    $  882,945
         Marketable securities                                         2,014,833
         Accounts receivable - net of allowances for doubtful
                accounts and returns of $120,196                         727,801
         Inventories                                                   1,801,483
         Advance on royalties                                            311,444
         Prepaid expenses                                                176,872
         Deferred income taxes                                           377,000
                                                                      ----------

                  Total current assets                                 6,292,378
                                                                      ----------

PROPERTY AND EQUIPMENT, at cost, net of accumulated
         depreciation and amortization                                   452,949
                                                                      ----------

OTHER ASSETS
         Deferred income taxes                                         1,506,000
         Security deposits                                                36,352
         Publishing rights - net of accumulated
            amortization of $350,230                                     111,398
         Other                                                           125,896
                                                                      ----------

                  Total other assets                                   1,779,646
                                                                      ----------

TOTAL ASSETS                                                          $8,524,973
                                                                      ==========


                     The accompanying notes are an integral
                       part of these financial statements.

                          HEALTHY PLANET PRODUCTS, INC.

                      LIABILITIES AND SHAREHOLDERS' EQUITY

                                                                    March 31,
                                                                      1997
                                                                  ------------
                                                                   (Unaudited)

CURRENT LIABILITIES
         Accounts payable                                         $    408,462
         Royalties payable                                               8,619
         Commissions payable                                            39,806
         Income taxes payable                                            4,700
         Dividends payable                                              61,500
         Accrued wages, bonus' and payroll taxes                        43,304
         Accrued liabilities                                            21,624
                                                                  ------------

                  Total current liabilities                            588,015

ACCRUED RENT PAYABLE                                                    55,122
                                                                  ------------
TOTAL LIABILITIES                                                      643,137
                                                                  ------------

SHAREHOLDERS' EQUITY
         Common stock, $.01 par value, 12,000,000 shares
            authorized, 1,827,362 shares issued and outstanding         18,273
         Preferred stock, Series B, $.10 par value, with
            aggregate liquidation preferences of $100,080,
            14,250 shares authorized, 834 shares issued
            and outstanding                                                 83
         Preferred stock, Series D, $.10 par value, with
            aggregate liquidation preferences of $952,203
            371,009 shares authorized, 186,341 issued and
            outstanding                                                 18,634

         Additional paid-in capital                                 12,308,071

         Accumulated deficit                                        (4,463,225)
                                                                  ------------

                  Total shareholders' equity                         7,881,836
                                                                  ------------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                        $  8,524,973
                                                                  ============


                     The accompanying notes are an integral
                       part of these financial statements.

                         HEALTHY PLANET PRODUCTS, INC.

                             STATEMENT OF OPERATIONS

                                   (Unaudited)



                                                    Three Months Ended March 31,
                                                    ----------------------------

                                                        1997             1996
                                                    -----------      -----------

NET SALES                                           $   828,281      $   840,694

COST OF GOODS SOLD                                      362,998          283,652
                                                    -----------      -----------

GROSS PROFIT                                            465,282          557,042
                                                    -----------      -----------

OPERATING EXPENSES:
          Selling, shipping and marketing               227,417          147,612
          General and administrative                    417,128          359,639
                                                    -----------      -----------
                                                        644,545          507,251
                                                    -----------      -----------

OPERATING (LOSS) INCOME                                (179,263)          49,791
                                                    -----------      -----------

OTHER INCOME:
          Interest income                                44,966           47,167
          Other income                                    4,643           40,318
                                                    -----------      -----------
                                                         49,609           87,485
                                                    -----------      -----------

INCOME (LOSS) BEFORE TAXES                             (129,654)         137,276

PROVISION FOR INCOME TAXES                                 --             54,910
                                                    -----------      -----------

NET (LOSS) INCOME                                   $  (129,654)     $    82,366
                                                    ===========      ===========

EARNINGS (LOSS) PER SHARE                           $      (.07)     $       .04
                                                    ===========      ===========

WEIGHTED AVERAGE COMMON
         SHARES OUTSTANDING                           1,827,362        2,055,166
                                                    ===========      ===========


              The accompanying notes are an integral part of these
                             financial statements.

                                                    HEALTHY PLANET PRODUCTS, INC.

                                                       STATEMENT OF CASH FLOWS

                                                             (Unaudited)

                                                                                                   Three Months Ended March 31,
                                                                                               ------------------------------------

                                                                                                  1997                      1996
                                                                                               -----------              -----------

CASH FLOWS FROM OPERATING ACTIVITIES:
         Net Income (Loss)                                                                     $  (129,654)             $    82,366
         Non-cash items included in net income (Loss)
               Depreciation and amortization                                                        50,668                   45,038
               Decrease in allowances for doubtful
                   accounts and returns                                                           (274,426)                (382,658)
               Increase/decrease in deferred income taxes                                             --                     46,730

         Changes in:
               Accounts receivables                                                                550,030                  481,513
               Inventories                                                                        (383,543)                (245,863)
               Advance on royalties                                                               (311,444)                (274,716)
               Prepaid expenses                                                                    (51,653)                (113,561)
               Accounts payable                                                                     13,679                   77,214
               Royalties payable                                                                     1,204                    1,712
               Commissions payable                                                                 (78,174)                (129,944)
               Income taxes payable                                                                (16,300)                    --
               Accrued wages, bonus & payroll taxes                                                (27,269)                 (87,315)
               Accrued liabilities                                                                 (26,831)                 (24,423)
               Accrued rent payable                                                                 14,610                       33
                                                                                               -----------              -----------
               Net cash used by operating activities                                              (669,103)                (523,874)
                                                                                               -----------              -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
               Purchases of marketable securities                                                  (25,614)                    --
               Purchase of equipment & color separations                                           (30,124)                 (23,091)
               Security deposits                                                                      --                    (60,032)
               Other assets                                                                        (42,925)                 (18,653)
                                                                                               -----------              -----------
               Net cash used by investing activities                                               (98,663)                (101,776)
                                                                                               -----------              -----------

DECREASE IN CASH AND CASH EQUIVALENTS                                                             (767,766)                (625,650)
CASH AND CASH EQUIVALENTS,
       BEGINNING OF PERIOD                                                                       1,650,711                4,142,131
                                                                                               -----------              -----------
CASH AND CASH EQUIVALENTS,
       END OF PERIOD                                                                           $   882,945              $ 3,516,481
                                                                                               ===========              ===========

SUPPLEMENTARY CASH FLOW INFORMATION INCLUDES THE FOLLOWING:
         Cash paid during the period for:
Interest                                                                                       $      --                $      --
Income taxes                                                                                   $    16,300              $    17,780


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

NOTE 2 - INVENTORIES

    Inventories consist of the following:
                                                                       March 31,
                                                                         1997
                                                                      ----------

Raw materials                                                         $  143,962
Work-in-process                                                        1,215,521
Finished goods                                                           442,000
                                                                      ----------

                                                                      $1,801,483
                                                                      ==========

NOTE 3 - PROPERTY AND EQUIPMENT

    Property  and   equipment   consist  of  the following:

                                                                       March 31,
                                                                         1997
                                                                      ---------

Machinery, equipment and leasehold improvements                       $ 670,785
Color separations                                                       212,557
Furniture and fixtures                                                   72,664
Computer software                                                        38,171
                                                                      ---------

                                                                        994,177

Less accumulated depreciation and amortization                         (541,228)
                                                                      ---------

                                                                      $ 452,949
                                                                      =========

                         HEALTHY PLANET PRODUCTS, INC.

                                   (Unaudited)

NOTE 4 - INCOME TAXES

  As of January 1, 1997 the Company had available federal net operating loss carryovers of approximately $4,664,000 to be applied against future federal taxable income, of which $2,862,000 of net operating losses are subject to a limitation under Section 382 of the Internal Revenue Code of $476,950 per year. Also available are approximately $25,500 of alternative minimum tax credit carryforwards to reduce future federal and California regular income taxes over an indefinite period. Based on anticipated growth in future years, the Company believes it will fully utilize available Federal net operating losses prior to expiration.

  The Company has substantial net operating loss carryforwards and credits available to offset future income tax liabilities. The expected tax effect of these losses and credits are reflected as deferred tax assets on the accompanying balance sheet. Deferred tax assets consist of the following:


Net operating loss carryforwards                                    $ 1,645,800
AMT carryforwards                                                        25,500
Other                                                                   211,700
                                                                    -----------
                                                                      1,883,000

Deferred income taxes expected
   to be utilized currently                                            (377,000)
                                                                    -----------
Deferred income taxes                                               $ 1,506,000
                                                                    ===========

Item 2.             MANAGEMENT'S DISCUSSION AND ANALYSIS OF

                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Special Note Regarding Forward-Looking Statements

  Certain statements in this Form 10-QSB, including information set forth under this Item 2 "Management's Discussion and Analysis of Financial Condition and Results of Operations" constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Act"). Healthy Planet Products, Inc. (the "Company") desires to avail itself of certain "safe harbor" provisions of the Act and is therefore including this special note to enable the Company to do so. Forward-looking statements included in this Form 10-QSB or hereafter included in other publicly available documents filed with the Securities and Exchange Commission, reports to the Company's stockholders and other publicly available statements issued or released by the Company involve known and unknown risks, uncertainties, and other factors which could cause the Company's actual results, performance (financial or operating) or achievements to differ from the future results, performance (financial or operating) achievements expressed or implied by such forward looking statement. Such future results are based upon management's best estimates based upon current conditions and the most recent results of operations. These include management's forecasts for sales, the decrease in net sales for the three month period ended March 31, 1997, purchasing plans and programs of certain large chain buyers relating to holiday product recently experienced decline in gross margin as well as marginal increases in general and administrative expenses, the recent adverse trend in the general retail environment, general economic conditions, competition generally and specifically relating to greeting cards having environmental, nature or wildlife themes and the ability of the Company to sustain consumer demand for the Company's principal Sierra Club card line. In addition, the ability of the Company to enhance and expand its product mix and to successfully introduce new products which will meet with consumer acceptance may also affect future results. The Company to date has been materially dependent upon the efforts of Messrs. Bruce Wilson and M. Scott Foster, who constitute the Company's core senior management. The loss of either Mr. Wilson's or Mr. Foster's services may have a materially adverse effect upon the business or operations of the Company.

Sales

 For the three months ended March 31, 1997, the Company's net sales amounted to $828,281 which reflected a decrease of $12,413 or 1.5% versus the prior year level of $840,694. An increase of $224,000 or 26.6% due to the introduction of new products was offset by a 23.6% decline in base business and seasonal returns exceeding estimates by $113,000 to result in the overall marginal decline.

Gross Profit

  For the three months ended March 31, 1997, gross profit amounted to $465,282 or 56.1% of sales. For the comparable prior year quarter, gross profit amounted to $557,042 or 66.3% of sales. One-time new product introductory allowances and the one-time cost of fixtures associated with the new product launch eroded gross profit by $128,000 or 11.0%.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF

Operating Expenses

  For the three months ended March 31, 1997, selling, shipping and marketing expenses amounted to $227,417 reflecting an increase versus the prior year's level of $147,612 by $79,805 or 54.1%. Increased commissions, advertising and travel costs associated with the new product launch accounted for the quarter to quarter increase.

  General and administrative expenses amounted to $417,128 for the three months ended March 31, 1997, reflecting an increase of $57,489 or 16.0% versus the prior year quarter of $359,639. Increased rent and insurance costs associated with the new facility were offset in part by lower manpower costs to result in the quarter to quarter increase.

Income

  An operating loss of $179,263 or ($.10) per share was incurred for the three months ended March 31, 1997. Interest and other income of $49,609 reduced the operating loss to result in a net loss of $129,654 or ($.07) per share. For the prior year quarter net income amounted to $82,366 or $.04 per share. The decline at gross margin and increased operating costs resulted in the current year quarters' loss.

Balance Sheet

  Total assets amounted to $8,524,973 as of March 31, 1997 reflecting a decrease versus the December 31, 1996 level of $8,773,900 by $248,927. The period to period decrease was a result of decreased cash and accounts receivable offset in part by increased inventories and royalty advances. Total current liabilities amounted to $643,137 as of March 31, 1997 versus the December 31, 1996 level of $762,300. The decrease was a result of the paydown of seasonal commissions during the quarter.

Liquidity and Capital Resources

  At March 31, 1997, the Company's working capital was $5,704,363 reflecting a decrease of $137,337 versus working capital at December 31, 1996 of $5,841,700. Cash of $669,103 was used during the period to support operating activities. Cash of $98,663 was used during the period for capital expenditures. Major capital expenditures for the period included the purchase of new product rights and separations in support of the new product launch.

  The present primary sources of the Company's liquidity has been cash internally generated from operations, proceeds obtained by the Company through the public sale of its securities, and the availability of a secured line of credit. The Company has a $500,000 secured line of credit from Westamerica Bank. The Company draws on this line from time to time on a short term basis. As of March 31, 1997, there was no outstanding amount under this line of credit.

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