Form 10QSB
period 1997-06-30
HEALTHY PLANET PRODUCTS INC
filed 1997-08-14
CIK 768260

U.S. SECURITIES AND EXCHANGE COMMISSION


                             Washington, D.C. 20549


                                  FORM 10-QSB


/X/      QUARTERLY  REPORT  PURSUANT  TO SECTION 13 OR 15 (d) OF THE  SECURITIES
---      EXCHANGE ACT OF 1934


For the quarterly period ended June 30, 1997


                                       OR


/ /      TRANSITION  REPORT  PURSUANT TO SECTION 13 OR 15 (d) OF THE  SECURITIES
---      EXCHANGE ACT OF 1934


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

     As of August 4, 1997, there were issued and outstanding 1,827,362 shares of common stock of the registrant (exclusive of 186,341 shares of voting Series D Preferred Stock convertible into 186,341 shares of common stock).


     Transitional Small Business Disclosure Format    Yes           No   X
                                                          -----        -----

                         HEALTHY PLANET PRODUCTS, INC.

                                     INDEX

                                                                           Page
                                                                           ----

Form 10-QSB Cover Page                                                      1

Index                                                                       2


PART I.      FINANCIAL INFORMATION


     Item 1.   Financial Statements

            Balance Sheet at June 30, 1997                                  3

            Statements of Operations for the three-months ended             5
               and six months ended June 30, 1997 and 1996

            Statements of Cash Flows for the three-months ended             6
               and six months ended June 30, 1997 and 1996

            Notes to the Financial Statements                               7


     Item 2.   Management's Discussion and Analysis of Financial
               Condition and Results of Operations                          9


PART II.     OTHER INFORMATION


     Item 4.   Submission of Matters to a Vote of Securityholders          13

     Item 6.   Exhibits and Reports on Form 8-K, Signature                 13

                                     PART I
                             FINANCIAL INFORMATION


Item 1.   Financial Statements


                         HEALTHY PLANET PRODUCTS, INC.

                                 BALANCE SHEET

                                     ASSETS


                                                                      June 30,
                                                                        1997
                                                                      ----------
                                                                     (Unaudited)
CURRENT ASSETS
         Cash and cash equivalents                                    $  657,520
         Marketable securities                                         1,996,035
         Accounts receivable - net of allowances for doubtful
                  accounts and returns of $98,235                        756,406
         Inventories                                                   1,861,706
         Advance on royalties                                            225,850
         Prepaid expenses                                                131,773
         Deferred income taxes                                           194,080
                                                                      ----------

                  Total current assets                                 5,823,370
                                                                      ----------

PROPERTY AND EQUIPMENT, at cost, net of accumulated
         depreciation and amortization                                   454,361
                                                                      ----------

OTHER ASSETS
         Deferred income taxes                                         1,471,000
         Security deposits                                                34,277
         Publishing rights - net of accumulated
            amortization of $366,962                                     113,275
         Other                                                           122,156
                                                                      ----------

                  Total other assets                                   1,740,708
                                                                      ----------

TOTAL ASSETS                                                          $8,018,439
                                                                      ==========


                     The accompanying notes are an integral
                       part of these financial statements.

                         HEALTHY PLANET PRODUCTS, INC.

                      LIABILITIES AND SHAREHOLDERS' EQUITY


                                                                      June 30,
                                                                        1997
                                                                     -----------
                                                                     (Unaudited)


CURRENT   LIABILITIES
     Accounts payable                                                $  244,602
     Royalties  payable                                                  10,019
     Commissions payable                                                 45,525
     Income taxes payable                                                 4,700
     Dividends payable                                                   61,500
     Accrued wages, bonus' and payroll taxes                             26,316
     Accrued liabilities                                                  7,297
                                                                     -----------

             Total current liabilities                                  399,959


ACCRUED RENT PAYABLE                                                     65,782
                                                                     -----------

TOTAL LIABILITIES                                                       465,741
                                                                     -----------


SHAREHOLDERS' EQUITY
     Common stock, $.01 par value, 12,000,000 shares
        authorized, 1,827,362 shares issued and outstanding              18,273
     Preferred  stock,   Series  B,  $.10  par  value,
        with  aggregate   liquidation preferences  of
        $100,080,  14,250  shares  authorized,  834
        shares issued and outstanding                                        83
     Preferred  stock,   Series  D,  $.10  par  value,
        with  aggregate   liquidation preferences  of
        $952,203  371,009  shares  authorized,  186,341
        issued  and outstanding                                          18,634

     Additional paid-in capital                                      12,308,071

     Accumulated deficit                                             (4,792,363)
                                                                     -----------

             Total shareholders' equity                               7,552,698
                                                                     -----------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                           $8,018,439
                                                                     ===========


                     The accompanying notes are an integral
                      part of these financial statements.

                                                   HEALTHY PLANET PRODUCTS, INC.

                                                      STATEMENTS OF OPERATIONS

                                                            (Unaudited)

                                                                Three Months Ended June 30,            Six Months Ended June 30,
                                                               ------------------------------        ------------------------------
                                                                  1997               1996               1997                1996
                                                               -----------        -----------        -----------        -----------
NET SALES                                                      $   884,912        $   979,702        $ 1,713,193        $ 1,820,396

COST OF GOODS SOLD                                                 416,775            357,155            779,773            640,807
                                                               -----------        -----------        -----------        -----------

GROSS PROFIT                                                       468,137            622,547            933,420          1,179,589
                                                               -----------        -----------        -----------        -----------

OPERATING EXPENSES:
       Selling, shipping and marketing                             230,628            235,199            458,045            382,811
       General and administrative                                  373,156            372,763            790,284            732,402
                                                               -----------        -----------        -----------        -----------
                                                                   603,784            607,962          1,248,329          1,115,213
                                                               -----------        -----------        -----------        -----------

OPERATING  INCOME (LOSS)                                          (135,647)            14,585           (314,909)            64,376
                                                               -----------        -----------        -----------        -----------

OTHER INCOME:
       Interest income                                              28,439             34,750             73,405             81,917
       Other income                                                     28             94,691              4,671            135,009
                                                               -----------        -----------        -----------        -----------
                                                                    28,467            129,441             78,076            216,926
                                                               -----------        -----------        -----------        -----------

INCOME (LOSS) BEFORE TAXES                                        (107,180)           144,026           (236,833)           281,302
                                                               -----------        -----------        -----------        -----------

PROVISION FOR INCOME TAXES
       Income Taxes                                                   --               57,611               --              112,521
       Valuation allowance on
          deferred taxes (see Note 4.)                             222,000               --              222,000               --
                                                               -----------        -----------        -----------        -----------
                                                                   222,000             57,611            222,000            112,521
                                                               -----------        -----------        -----------        -----------


NET  INCOME (LOSS)                                                (329,180)            86,415           (458,833)           168,781

DIVIDENDS ACCUMULATED
       ON PREFERRED STOCK                                             --               (4,504)              --               (4,504)

INCOME (LOSS) APPLICABLE TO
       COMMON STOCK                                            ($  329,180)       $    86,415        ($  458,833)       $   168,781
                                                               ===========        ===========        ===========        ===========

EARNINGS (LOSS) PER SHARE                                      ($      .18)       $       .04        ($      .25)       $       .08
                                                               ===========        ===========        ===========        ===========


WEIGHTED AVERAGE COMMON
       SHARES OUTSTANDING                                        1,827,362          2,043,279          1,827,362          2,033,280
                                                               ===========        ===========        ===========        ===========

                                               The accompanying notes are an integral
                                                 part of these financial statements.

                                                    HEALTHY PLANET PRODUCTS, INC.

                                                      STATEMENT OF CASH FLOWS

                                                            (Unaudited)

                                                                      Three Months Ended June 30,        Six Months Ended June 30,
                                                                     ----------------------------      ----------------------------

                                                                         1997            1996             1997              1996
                                                                     -----------      -----------      -----------      -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
         Net Income (Loss)                                           ($  329,180)     $    86,415      ($  458,833)     $   168,781
         Non-cash items included in net income (loss)
             Depreciation and amortization                                48,761           46,894           99,429           91,932
             Increase/(decrease) in allowances for
                      doubtful accounts and returns                      (21,961)          17,572         (296,387)        (365,086)
             Change in inventory reserves                                 81,000          (25,000)          81,000          (25,000)
             Increase decrease in deferred income taxes                 (217,920)          52,611         (217,920)          99,341
             Abandonment of leasehold improvements                          --             12,493             --             12,493


         Changes in:
             Accounts receivables                                         (6,644)        (216,692)         543,386          264,821
             Inventories                                                (141,223)        (255,683)        (524,766)        (501,546)
             Advances on royalties                                        85,594           58,821         (225,850)        (215,895)
             Prepaid expenses                                             45,099           37,796           (6,554)         (75,765)
             Accounts payable                                           (163,860)         (31,959)        (150,181)          45,255
             Royalties payable                                             1,400              141            2,604            1,853
             Commissions payable                                           5,719           28,720          (72,455)        (101,224)
             Accrued wages, bonus and payroll taxes                      (16,988)         (17,870)         (44,257)        (105,185)
             Income taxes payable                                           --               --            (16,300)            --
             Accrued liabilities                                         (14,327)          23,802          (41,158)            (621)
             Accrued rent payable                                         10,660          (85,529)          25,270          (85,496)
                                                                     -----------      -----------      -----------      -----------
             Net cash used by operating activities                      (198,030)        (267,468)        (867,132)        (791,342)
                                                                     -----------      -----------      -----------      -----------


CASH FLOWS FROM INVESTING ACTIVITIES:
             Purchase/sale of marketable securities                       18,798             --             (6,816)            --
             Purchases of equipment and color separations                (32,758)         (54,190)         (62,882)         (77,281)
             Security deposits                                             2,075           39,665            2,075          (20,367)
             Other                                                       (15,510)        (138,897)         (58,436)        (157,550)
             Net cash used by investing activities                       (27,395)        (153,422)        (126,059)        (255,198)
                                                                     -----------      -----------      -----------      -----------


CASH FLOWS FROM FINANCING ACTIVITIES:
             Proceeds from stock options exercised                          --             90,000             --             90,000
                                                                     -----------      -----------      -----------      -----------
             Net cash from financing activities                              -0-           90,000              -0-           90,000
                                                                     -----------      -----------      -----------      -----------


DECREASE IN CASH EQUIVALENTS                                            (225,425)        (330,890)        (993,191)        (956,540)
CASH AND CASH EQUIVALENTS,
      BEGINNING OF PERIOD                                                882,945        3,516,481        1,650,711        4,142,131
                                                                     -----------      -----------      -----------      -----------
CASH AND CASH EQUIVALENTS, END OF PERIOD                             $   657,520      $ 3,185,591      $   657,520      $ 3,185,591
                                                                     ===========      ===========      ===========      ===========



SUPPLEMENTARY CASH FLOW INFORMATION INCLUDES THE FOLLOWING:


         Cash paid during the period for:
             Interest                                                $         0      $         0      $         0      $         0
             Income taxes                                            $     4,080      $     5,000      $    20,380      $    22,780


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


NOTE 2 - INVENTORIES

     Inventories consist of the following:
                                                                       June 30,
                                                                         1997
                                                                      ----------

Raw materials                                                         $  115,906
Work-in-process                                                        1,187,144
Finished goods                                                           558,656
                                                                      ----------
                                                                      $1,861,706
                                                                      ==========

NOTE 3 - PROPERTY AND EQUIPMENT

     Property and equipment consist of the following:


                                                                      June 30,
                                                                        1997
                                                                    -----------
                  Machinery, equipment and leasehold improvements   $   696,312
                  Color separations                                     220,169
                  Furniture and fixtures                                 72,664
                  Computer software                                      38,171
                                                                    -----------

                                                                      1,027,316


                  Less accumulated depreciation and amortization       (572,955)
                                                                    -----------

                                                                    $   454,361
                                                                    ===========

                          HEALTHY PLANET PRODUCTS, INC

                                  (Unaudited)


NOTE 4 - INCOME TAXES

     Deferred income tax assets and liabilities are recognized using enacted tax rates and reflect the expected future tax consequences of temporary differences between recorded amounts of assets and liabilities for financial reporting purposes and tax basis of such assets and liabilities. A valuation allowance is recognized to offset a deferred tax asset if the eventual realization of all or a portion of the asset is uncertain.

     The provision for income taxes is based on pre-tax earnings as reported in the financial statements and adjusted for requirements of current tax law, and changes in deferred taxes.

     The provision for income taxes at June 30, 1997 consists of a valuation allowance on deferred taxes.

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

     The Company has substantial net operating loss carryforwards and credits available to offset future income tax liabilities. The expected tax effect of these losses and credits are reflected as deferred tax assets on the accompanying balance sheet. A valuation allowance has been established since the realization of tax benefits of net operating loss carryforwards is not assured. The amount of the valuation allowance will be reviewed on a quarterly basis. Deferred tax assets consist of the following:


                  Net operating loss carryforwards                  $ 1,645,800
                  AMT carryforwards                                      25,500
                  Other                                                 215,780
                                                                    -----------
                                                                      1,887,080
                  Valuation allowance on net operating
                      loss carryforwards                               (222,000)


                  Deferred income taxes expected
                     to be utilized currently                          (194,080)
                                                                    -----------
                  Deferred income taxes                             $ 1,471,000
                                                                    ===========

Item 2.              MANAGEMENT'S DISCUSSION AND ANALYSIS OF

                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Special Note Regarding Forward-Looking Statements

     Certain statements in this Form 10-QSB, including information set forth under this Item 2 "Management's Discussion and Analysis of Financial Condition and Results of Operations" constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Act"). Healthy Planet Products, Inc. (the "Company") desires to avail itself of certain "safe harbor" provisions of the Act and is therefore including this special note to enable the Company to do so. Forward-looking statements included in this Form 10-QSB or hereafter included in other publicly available documents filed with the Securities and Exchange Commission, reports to the Company's stockholders and other publicly available statements issued or released by the Company involve known and unknown risks, uncertainties, and other factors which could cause the Company's actual results, performance (financial or operating) or achievements to differ from the future results, performance (financial or operating) achievements expressed or implied by such forward looking statement. Such future results are based upon management's best estimates based upon current conditions and the most recent results of operations. These include management's forecasts for sales, the decrease in net sales for the six month period ended June 30, 1997, purchasing plans and programs of certain large chain buyers relating to holiday product recently experienced decline in gross margin as well as marginal increases in general and administrative expenses, the recent adverse trend in the general retail environment, general economic conditions, competition generally and specifically relating to greeting cards having environmental, nature or wildlife themes and the ability of the Company to sustain consumer demand for the Company's principal Sierra Club card line. In addition, the ability of the Company to enhance and expand its product mix and to successfully introduce new products which will meet with consumer acceptance may also affect future results. The Company to date has been materially dependent upon the efforts of Messrs. Bruce Wilson and M. Scott Foster, who constitute the Company's core senior management. The loss of either Mr. Wilson's or Mr. Foster's services may have a materially adverse effect upon the business or operations of the Company.

Sales

     For the six months ended June 30, 1997, the Company's net sales amounted to $1,713,193 which reflected a decrease of $107,203 or 5.9% versus the prior year level of $1,820,396. Christmas returns exceeded 1996 reserves by $131,000. Factoring out these returns, six month sales actually reflect a marginal increase over last year as a result of the introduction of new products for 1997.

     For the three months ended June 30, 1997, net sales amounted to $884,912 which reflected a decrease of $94,790 or 9.7% versus the prior year level of $979,702. Gains in the sale of new products were offset by a decline in sales of the Sierra Club line.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF

Gross Profit

     For the six months ended June 30, 1997, gross profit amounted to $933,420 or 54.4% of sales. For the comparable prior year quarter, gross profit amounted to $1,179,589 or 64.8% of sales. One-time new product introductory allowances and one-time fixturing cost associated with the new product introduction eroded gross profit by 10%.

     For the three months ended June 30, 1997, gross profit amounted to $468,137 or 52.9% of sales. For the comparable prior year quarter, gross profit amounted to $622,547 or 63.5% of sales. New product introductory allowances and one time fixturing costs associated with the new product introduction resulted in the decline at gross profit.

Operating Expenses

     For the six months ended June 30, 1997, selling, shipping and marketing expenses amounted to $458,045 reflecting an increase of $75,234 versus the prior year's level of $382,811. Increased commissions, advertising and travel costs associated with the new product launch accounted for the year to year increase.

     For the three months ended June 30, 1997, selling, shipping and marketing expenses amounted to $230,628 reflecting a slight decrease of $4,571 versus last year's level of $235,199. Lower commissions and shipping expenses on lower sales offset increases in advertising and travel costs to account for the slight decrease.

     General and administrative expenses amounted to $790,284 for the six months ended June 30, 1997, reflecting an increase of $57,882 versus last year's level of $732,402. Increased rent and insurance costs associated with the new facility were offset in part by lower staffing costs.

     For the three months ended June 30, 1997, general and administrative expenses amounted to $373,156 reflecting a slight increase of $393 versus the prior year level of $372,763. Increased rent and higher triple net costs associated with the new facility were offset by reducing staffing costs.

Income

     An operating loss of $314,909 or $.17 per share was incurred for the six months ended June 30, 1997. Interest and other income of $78,076 reduced the operating loss to result in a loss before income taxes of $236,833 or $.13 per share. For the prior year period, operating income amounted to $64,376 or $.03 per share and income before taxes amounted to $281,302 or $.14 per share. The decline at gross margin and increased operating costs resulted in the current year to date loss. Net loss for the six months ended June 30, 1997, amounted to $458,833 or $.25 per share, compared to the prior year's net income of $168,781
o $.08 per

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF

Income   (continued)

share. During the current quarter a $222,000 valuation allowance was placed on deferred tax assets. Under Statement of Financial Accounting Standard No. 109, "Accounting for Income Taxes", a valuation allowance is recognized to offset a deferred tax asset if the eventual realization of all or a portion of the asset is uncertain. Due to the loss for the six months ended June 30, 1997, the realization of tax benefts from net operating loss carryforwards expected to be used in 1997 is not assured. The amount of the valuation allowance will be reviewed and may be adjusted on a quarterly basis.

Balance Sheet

     Total assets of $8,018,439 as of June 30, 1997 declined versus the December 31, 1996 level of $8,773,900 by $755,461. The period to period decrease was a result of a valuation allowance on deferred taxes and decreased cash and accounts receivable offset in part by increased inventories and royalty advances. Total current liabilities amounted to $399,959 as of June 30, 1997 versus the December 31, 1996 level of $721,800. The decrease was a result of the paydown of seasonal commissions and bonuses and the payment of trade debt associated with the new products launched in 1997.

Liquidity and Capital Resources

     At June 30, 1997, the Company's working capital was $5,423,411 reflecting a decrease of $418,289 over working capital at December 31, 1996 of $5,841,700. Cash of $867,132 was used during the period to support operating activities.
Cash of $126,059 was used during the period for capital expenditures. Major capital expenditures for the period included the purchase of new product rights and separations in support of the new product launch and an automated labeling machine.

     The present primary sources of the Company's liquidity has been cash internally generated from operations, proceeds obtained by the Company through the public sale of its securities, and the availability of a secured line of credit. The Company has a $500,000 secured line of credit from Westamerica Bank. The Company draws on this line from time to time on a short term basis. As of June 30, 1997, there was no outstanding amount under this line of credit.

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