Form 10QSB
period 1997-09-30
HEALTHY PLANET PRODUCTS INC
filed 1997-11-12
CIK 768260

U.S. SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                  FORM 10-QSB

/   X   /   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
            SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1997

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
(State or other jurisdiction of                     (I.R.S. Employer
  incorporation or organization)                  Identification Number)

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

         Check whether the Issuer (1) filed all reports  required to be filed by
Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceeding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                  Yes    X                           No
                       -----                            -----

         As of November 3, 1997, there were issued and outstanding 2,127,362 shares of common stock of the registrant (exclusive of 186,341 shares of voting Series D Preferred Stock convertible into 186,341 shares of common stock).


         Transitional Small Business Disclosure Format  Yes        No   X
                                                            -----     -----

                         HEALTHY PLANET PRODUCTS, INC.

                                     INDEX



                                                                            Page
                                                                            ----

Form 10-QSB Cover Page                                                       1

Index                                                                        2

PART I.      FINANCIAL INFORMATION

         Item 1.   Financial Statements

                  Balance Sheet at September 30, 1997                        3

                  Statements of Operations for the three-months ended        5
                     and nine months ended September 30, 1997 and 1996

                  Statements of Cash Flows for the three-months ended        6
                     and nine months ended September 30, 1997 and 1996

                  Notes to the Financial Statements                          7

         Item 2.   Management's Discussion and Analysis of Financial
                     Condition and Results of Operations                     9


PART II.     OTHER INFORMATION

         Item 6.  Exhibits and Reports on Form 8-K                          14

         Signature                                                          15

                                     PART I

                             FINANCIAL INFORMATION

Item 1.   Financial Statements

                         HEALTHY PLANET PRODUCTS, INC.

                                 BALANCE SHEET

                                     ASSETS

                                                                   September 30,
                                                                       1997
                                                                    -----------
                                                                    (Unaudited)

CURRENT ASSETS
         Cash and cash equivalents                                    $1,583,844
         Marketable securities                                         1,016,116
         Accounts receivable - net of allowances for doubtful
                  accounts and returns of $160,753                     1,183,495
         Inventories                                                   1,740,704
         Advance on royalties                                            128,671
         Prepaid expenses                                                139,414
         Deferred income taxes                                           194,080
                                                                      ----------

                  Total current assets                                 5,986,324
                                                                      ----------
PROPERTY AND EQUIPMENT, at cost, net of accumulated
         depreciation and amortization                                   449,602
                                                                      ----------

OTHER ASSETS
         Deferred income taxes                                         1,471,000
         Security deposits                                                34,277
         Publishing rights - net of accumulated
            amortization of $383,353                                     115,789
         Other                                                           118,417
                                                                      ----------

                  Total other assets                                   1,739,483
                                                                      ----------

TOTAL ASSETS                                                          $8,175,409
                                                                      ==========

                     The accompanying notes are an integral
                      part of these financial statements.

                         HEALTHY PLANET PRODUCTS, INC.

                      LIABILITIES AND SHAREHOLDERS' EQUITY

                                                                   September 30,
                                                                       1997
                                                                   -------------
                                                                    (Unaudited)

CURRENT LIABILITIES
         Accounts payable                                          $    391,863
         Royalties payable                                               15,789
         Commissions payable                                            104,661
         Income taxes payable                                             4,700
         Dividends payable                                               61,500
         Accrued wages, bonus' and payroll taxes                         71,008
         Accrued liabilities                                              2,667
                                                                   ------------

                  Total current liabilities                             652,188

ACCRUED RENT PAYABLE                                                     75,715
                                                                   ------------

TOTAL LIABILITIES                                                       727,903
                                                                   ------------

SHAREHOLDERS' EQUITY
         Common stock, $.01 par value, 12,000,000 shares
            authorized, 1,827,362 shares issued and outstanding          18,273
         Preferred stock, Series B, $.10 par value, with
            aggregate liquidation preferences of $100,080,
            14,250 shares authorized, 834 shares issued
            and outstanding                                                  83
         Preferred stock, Series D, $.10 par value, with
            aggregate liquidation preferences of $952,203,
            371,009 shares authorized, 186,341 issued and
            outstanding                                                  18,634

         Additional paid-in capital                                  12,308,071

         Accumulated deficit                                         (4,897,555)
                                                                   ------------

                  Total shareholders' equity                          7,447,506
                                                                   ------------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                         $  8,175,409
                                                                   ============


                     The accompanying notes are an integral
                      part of these financial statements.


                                                   HEALTHY PLANET PRODUCTS, INC.

                                                      STATEMENTS OF OPERATIONS

                                                            (Unaudited)


                                                                 Three Months Ended Sept. 30,           Nine Months Ended Sept. 30,
                                                                 ----------------------------           ---------------------------
                                                                   1997               1996               1997              1996
                                                                -----------        -----------       -----------        -----------
NET SALES                                                       $ 1,425,463        $ 1,910,038       $ 3,138,656        $ 3,730,434

COST OF GOODS SOLD                                                  792,356            792,830         1,572,129          1,433,637
                                                                -----------        -----------       -----------        -----------

GROSS PROFIT                                                        633,107          1,117,208         1,566,527          2,296,797
                                                                -----------        -----------       -----------        -----------

OPERATING EXPENSES:
         Selling, shipping and marketing                            344,615            280,074           802,660            662,885
         General and administrative                                 437,361            569,073         1,227,645          1,301,475
                                                                -----------        -----------       -----------        -----------
                                                                    781,976            849,147         2,030,305          1,964,360
                                                                -----------        -----------       -----------        -----------

OPERATING  INCOME (LOSS)                                           (148,869)           268,061          (463,778)           332,437
                                                                -----------        -----------       -----------        -----------

OTHER INCOME:
         Interest income                                             43,211             40,028           116,616            121,945
         Other income                                                   467                135             5,138            135,144
                                                                -----------        -----------       -----------        -----------
                                                                     43,678             40,163           121,754            257,089
                                                                -----------        -----------       -----------        -----------

INCOME (LOSS) BEFORE TAXES                                         (105,191)           308,224          (342,024)           589,526
                                                                -----------        -----------       -----------        -----------

PROVISION FOR INCOME TAXES                                                0            123,289           222,000            235,810
                                                                -----------        -----------       -----------        -----------

NET  INCOME (LOSS)                                                 (105,191)           184,935          (564,024)           353,716

DIVIDENDS ACCUMULATED
         ON PREFERRED STOCK                                               0                  0                 0             (4,504)

INCOME (LOSS) APPLICABLE TO
         COMMON STOCK                                           ($  105,191)       $   184,935       ($  564,024)       $   349,212
                                                                ===========        ===========       ===========        ===========

EARNINGS (LOSS) PER SHARE                                       ($      .06)       $       .09       $       .31        $       .17
                                                                ===========        ===========       ===========        ===========

WEIGHTED AVERAGE COMMON
         SHARES OUTSTANDING                                       1,827,362          2,020,849         1,827,362          2,015,971
                                                                ===========        ===========       ===========        ===========

                                               The accompanying notes are an integral
                                                part of these financial statements.


                                                   HEALTHY PLANET PRODUCTS, INC.

                                                      STATEMENT OF CASH FLOWS

                                                            (Unaudited)




                                                                        Three Months Ended Sept. 30,    Nine Months Ended Sept. 30,
                                                                        ----------------------------    ---------------------------
                                                                            1997            1996            1997           1996
                                                                        -----------     -----------     -----------     -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
         Net Income (Loss)                                              ($  105,191)    $   184,935     ($  564,024)    $   353,716
         Non-cash items included in net income (loss)
                  Depreciation and amortization                              52,797          45,956         152,226         137,888
                  Increase/(decrease) in allowances for
                           doubtful accounts and returns                     62,518         144,163        (233,869)       (220,823)
                  Change in inventory reserves                                    0         (31,000)         81,000         (56,000)
                  Increase/decrease in deferred income taxes                      0         123,289         217,920         222,630
                  Abandonment of leasehold improvements                           0               0               0          12,493

         Changes in:
                  Accounts receivables                                     (489,607)       (966,309)         53,779        (701,488)
                  Inventories                                               121,002         108,024        (403,764)       (393,522)
                  Advances on royalties                                      97,179         110,422        (128,671)       (105,473)
                  Prepaid expenses                                           (7,641)          3,298         (14,195)        (72,467)
                  Accounts payable                                          147,262         178,807          (2,919)        224,062
                  Royalties payable                                           5,770           7,647           8,374           9,500
                  Commissions payable                                        59,136          67,345         (13,319)        (33,879)
                  Accrued wages, bonus and payroll taxes                     44,692          70,873             435         (34,312)
                  Income taxes payable                                            0               0         (16,300)              0
                  Accrued liabilities                                        (4,630)        (24,731)        (45,788)        (25,352)
                  Accrued rent payable                                        9,933          20,966          35,203         (64,530)
                                                                        -----------     -----------     -----------     -----------
                  Net cash provided (used) by operating
                         activities                                          (6,780)         43,685        (873,912)       (747,557)
                                                                        -----------     -----------     -----------     -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
                  Purchase/sale of marketable securities                    979,919          (3,593)        973,103         (80,874)
                  Purchases of equipment and color
                    separations                                             (29,343)        (11,970)        (92,225)        (34,923)
                  Security deposits                                               0          (1,774)          2,075         (22,141)
                  Other                                                     (17,472)          3,437         (75,908)       (131,160)
                                                                        -----------     -----------     -----------     -----------
                  Net cash provided (used) by
                    investing activities                                    933,104         (13,900)        807,045        (269,098)
                                                                        -----------     -----------     -----------     -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
                  Proceeds from stock options exercised                           0               0               0          90,000
                                                                        -----------     -----------     -----------     -----------
                  Net cash from financing activities                              0               0               0          90,000
                                                                        -----------     -----------     -----------     -----------
INCREASE (DECREASE) IN CASH AND
      CASH EQUIVALENTS                                                      926,324          29,785         (66,867)       (926,655)
CASH AND CASH EQUIVALENTS,
      BEGINNING OF PERIOD                                                   657,520       3,185,591       1,650,711       4,142,131
                                                                        -----------     -----------     -----------     -----------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                $ 1,583,844     $ 3,215,376     $ 1,583,844     $ 3,215,476
                                                                        ===========     ===========     ===========     ===========

SUPPLEMENTARY CASH FLOW INFORMATION
INCLUDES THE FOLLOWING:

     Cash paid during the period for
          Interest                                                      $         0     $         0     $         0     $         0
          Income taxes                                                  $         0     $         0     $    20,380     $    22,780

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

NOTE 2 - INVENTORIES

     Inventories consist of the following:

                                                      September 30,
                                                          1997
                                                      -------------
         Raw materials                                  $   70,883
         Work-in-process                                 1,035,289
         Finished goods                                    634,532
                                                        ----------
                                                        $1,740,704
                                                        ==========

NOTE 3 - PROPERTY AND EQUIPMENT

     Property and equipment consist of the following:

                                                      September 30,
                                                           1997
                                                      -------------
         Machinery, equipment and
             leasehold improvements                     $  703,833
         Color separations                                 241,991
         Furniture and fixtures                             72,664
         Computer software                                  38,171
                                                        ----------
                                                         1,056,659
         Less accumulated depreciation
             and amortization                             (607,057)
                                                        ----------
                                                          $449,602
                                                        ==========

                          HEALTHY PLANET PRODUCTS, INC.

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

         The provision for income taxes at September 30, 1997 consists solely of a valuation allowance on deferred taxes.

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

         The Company has substantial net operating loss carryforwards and credits available to offset future income tax liabilities. The expected tax effect of these losses and credits are reflected as deferred tax assets on the accompanying balance sheet. A valuation allowance has been established since the realization of tax benefits of net operating loss carryforwards is not assured. The amount of the valuation allowance will be reviewed on a quarterly basis. Deferred tax assets as of September 30, 1997 consist of the following:


           Net operating loss carryforwards                $1,645,800
           AMT carryforwards                                   25,500
           Other                                              215,780
                                                           ----------
                                                            1,887,080
            Valuation allowance on net operating
                loss carryforwards                           (222,000)

            Deferred income taxes expected
                to be utilized currently                     (194,080)
                                                           ----------
            Deferred income taxes                          $1,471,000
                                                           ==========

Item 2.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF

                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Special Note Regarding Forward-Looking Statements

         Certain statements in this Form 10-QSB, including information set forth under this Item 2 "Management's Discussion and Analysis of Financial Condition and Results of Operations" constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Act"). The Company desires to avail itself of certain "safe harbor" provisions of the Act and is therefore including this special note to enable the Company to do so. Forward-looking statements included in this Form 10-QSB or hereafter included in other publicly available documents filed with the Securities and Exchange Commission, reports to the Company's stockholders and other publicly available statements issued or released by the Company involve known and unknown risks, uncertainties, and other factors which could cause the Company's actual results, performance (financial or operating) or achievements to differ from the future results, performance (financial or operating) achievements expressed or implied by such forward looking statements. Such future results are based upon management's best estimates taking into account current conditions and the most recent results of operations and other factors. These factors include management's forecasts for sales, the decrease in net sales and decline in gross margins experienced by the Company in 1997, purchasing plans and programs of certain large chain buyers relating to holiday product, general economic conditions, competition generally and specifically relating to greeting cards, stationery, and gifts having environmental, nature or wildlife themes and the ability of the Company to sustain consumer demand for the Company's principal Sierra Club product line. In addition, the ability of the Company to enhance and expand its product mix and to successfully introduce new products which will meet with consumer acceptance may also affect future results. The Company to date has been materially dependent upon the efforts of Messrs. Bruce Wilson and
M. Scott Foster, who constitute the Company's core senior management. The loss of either Mr. Wilson's or Mr. Foster's services may have a materially adverse effect upon the business or operations of the Company.


Sales

         For the nine months ended September 30, 1997, the Company's net sales amounted to $3,138,656 which reflected a decline versus prior year's nine month results of $591,778 or 15.9%. Everyday product sales finished the nine month period marginally ahead of last year with seasonal shipments declining 49.4% to result in the overall year to date decrease.

         For the three months ended September 30, 1997, net sales amounted to $1,425,463 which reflected a decrease of $484,575 or 25.4% versus the prior year quarter of $1,910,038. A decline in seasonal shipments accounted for the quarter to quarter decline.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF

Gross Profit

         For the nine months ended September 30, 1997, gross profit amounted to $1,566,527 or 49.9% of sales. For the comparable prior year period, gross profit amounted to $2,296,797 or 61.6% of sales. Lower sales, one-time new product allowances and one-time fixturing costs associated with the new product introduction incurred during the 1997 period accounted for the gross profit decline.

         For the three months ended September 30, 1997, gross profit amounted to $633,107 or 44.4% of sales. For the comparable prior year quarter, gross profit amounted to $1,117,208 or 58.5% of sales. Lower sales on fixed overhead costs, higher discounts offered on seasonal product to discourage returns and a one-time sale to a royalty licensee accounted for the period to period decline in gross margin.

Operating Expenses

         For the nine months ended September 30, 1997, selling, shipping and marketing expenses amounted to $802,660 reflecting an increase of $139,775 versus the prior year's level of $662,885. Increased commissions, advertising and travel costs associated with the new product launch accounted for the year to year increase.

         For the three months ended September 30, 1997, selling, shipping and marketing expenses amounted to $344,615 reflecting an increase of $64,541 versus the prior year's level of $280,074. Increased advertising and travel costs associated with the new product launch accounted for the increase.

         General and administrative expenses for the nine months ended September 30, 1997 amounted to $1,227,645 representing a decrease of $73,830 versus the prior year's level of $1,301,475. Increased rent and insurance costs associated with the new facility were offset by lower staffing costs, lower professional fees, plus the absence of non recurring moving expenses which was incurred last year.

         For the three months ended September 30, 1997, general and administrative expenses amounted to $437,631 reflecting a decrease of $131,712 versus the prior year level of $569,073. Increased rent and higher triple net costs associated with the new facility were offset by reduced staffing costs and lower professional fees.


Income

         An operating loss of $463,778 or $.25 per share was incurred for the nine months ended September 30, 1997. Interest and other income of $121,754 reduced the operating loss to result in a loss before taxes of $342,024 or $.19 per share. For the prior year period, operating income amounted to $332,437 or $.16 per share and income before taxes amounted to $589,526 or $.29

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF

Income    (continued)

per share. The decline at gross margin and increased operating costs resulted in the higher current year to date loss. Net loss for the nine months ended September 30, 1997, amounted to $564,024 or $.31 per share, compared to the prior year's income of $3 49,212 o $.17 per share. The net loss includes a $222,000 valuation allowance placed on deferred tax assets. Under Statement of Financial Accounting Standard No. 109, "Accounting for Income Taxes", a valuation allowance is recognized to offset a deferred tax asset if the eventual realization of all or a portion of the asset is uncertain. Due to the loss for the nine months ended September 30, 1997, the realization of tax benefts from net operating loss carryforwards expected to be used in 1997 is not assured. The amount of the valuation allowance which was equal to the valuation allowance included in the results for the quarter ended June 30, 1997 will be reviewed and may be adjusted on a quarterly basis.


Balance Sheet

         Total assets of $8,175,409 as of September 30, 1997 reflected a decrease of $598,491 versus the December 31, 1996 level of $8,773,900. The decrease was a result of a reduction in deferred taxes attributable to the valuation allowance discussed above and decreased cash and accounts receivable offset in part by increased inventories and royalty advances. Total current liabilities amounted to $652,188 as of September 30, 1997 versus the December 31, 1996 level of $721,800. The decrease was a result of the paydown of seasonal commissions and income taxes attributable to 1996 income.



Liquidity and Capital Resources

         At September 30, 1997, the Company's working capital was $5,334,136 reflecting a decrease of $507,564 over working capital at December 31, 1996 of $5,841,700. Cash of $873,912 was used during the period to support operating activities. Cash of $166,058 was used during the period for capital expenditures. Major capital expenditures for the period included the purchase of new product rights and separations in support of an anticipated new product launch for 1998 and an automated labeling machine.

         The present primary sources of the Company's liquidity historically have been cash internally generated from operations, proceeds obtained by the Company through the public sale of its securities, and the availability of a secured line of credit. The Company has a $500,000 secured line of credit from Westamerica Bank. The Company draws on this line from time to time on a short term basis. As of September 30, 1997, there was no outstanding amount under this line of credit. Pursuant to an agreement dated September 29, 1997, the Company received $975,000 in October 1997 in gross proceeds from the sale, in a private transaction, of 300,000 shares of common stock and warrants to purchase an additional 300,000 shares of common stock. For further information concerning this transaction, see Part II, Item 2, "Changes in Securities and Use of Proceeds".

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

                                                    HEALTHY PLANET PRODUCTS, INC.

                                                  COMPUTATION OF EARNINGS PER SHARE

                                                             EXHIBIT 11



                                                          Three Months         Three Months        Nine Months          Nine Months
                                                             Ended               Ended                Ended                Ended
                                                         Sept. 30, 1997      Sept. 30, 1996       Sept. 30, 1997       Sept. 30,1996
                                                          -----------          -----------         -----------          -----------
Primary earnings per share
        Net income                                        ($  105,191)         $   184,935         ($  564,024)         $   353,716
        Dividends paid on preferred stock                        --                   --                  --                   --
        Cumulative dividends on preffered stock                  --                   --                  --                 (4,504)
                                                          -----------          -----------         -----------          -----------
Loss/Income applicable to common stock                    ($  105,191)         $   184,935         ($  564,024)         $   349,212
                                                          ===========          ===========         ===========          ===========
Shares
        Weighted average number of
        common shares outstanding                           1,827,362            1,827,362           1,827,362            1,822,362

Add dilutive effect of conversion
        of preferred stock and outstanding
        options and warrants, as
        determined by the application of the
        treasury stock method                                    --                193,487                --                193,609
                                                          -----------          -----------         -----------          -----------
                                                            1,827,362            2,020,849           1,827,362            2,015,971
                                                          ===========          ===========         ===========          ===========
Primary earnings per share                                $      (.06)         $       .09         $      (.31)         $       .17
                                                          ===========          ===========         ===========          ===========

                           PART II. OTHER INFORMATION

Item 2.           Changes in Securities and Use of Proceeds

(a) and (b)       Not applicable.

(c) Pursuant to an agreement dated September 29, 1997, the Company issued a total of 300,000 shares of Common Stock and warrants to purchase an additional 300,000 shares of Common Stock in a private transaction exempt from registration under the Securities Act of 1933, as amended (the "Act"), pursuant
                  Section 4(2) under the Act. Pursuant to the transaction, the Company sold 150,000 shares to John Winfield for an aggregate of $487,500 and 150,000 shares to InterGroup Corporation, an affiliate of Mr. Winfield, for an aggregate of $487,500. As part of the transaction, Mr. Winfield and InterGroup Corporation each also received warrants to purchase 150,000 shares of the Company's Common Stock, one-third of which warrants are exercisable at $4.00 per share, an additional one-third of which are exercisable at $4.25 per share and the remaining one-third of which are exercisable at $4.50 per share. The warrants are exercisable for a five year period ending September 29, 2002. Mr. Winfield and InterGroup Corporation were each accorded certain demand and piggyback registration rights with respect to the shares issued and the shares issuable upon exercise of the warrants.


(d)               Not applicable.

Item 6.           Exhibits and Reports on Form 8-K

                  a.  Exhibits


                        1. Securites Purchase Agreement dated September 29, 1997 between John Winfield and the Company.

                        2. Letter Agreement dated September 29, 1997 by and among John Winfield, InterGroup Corporation and the Company.

                        3. Warrant Agreement dated September 29, 1997 between John Winfield and the Comapny.

                        4. Registration Rights Agreement dated September 29, 1997 between John Winfield and the Company.


                   b.      Reports on Form 8-K

         During the quarter ended September 30, 1997, there were no reports on Form 8-K filed by the Registrant.

SIGNATURES

         In accordance with the requirements of the Securities Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                HEALTHY PLANET PRODUCTS, INC.
                                        (Registrant)



DATED: November 12, 1997        by:     /s/ Bruce A. Wilson
                                   ------------------------------
                                            Bruce A. Wilson
                                   President, Chief Executive, Chief Operating
                                   and Chief Financial Officer.