Form 10KSB40
period 1997-12-31
HEALTHY PLANET PRODUCTS INC
filed 1998-03-30
CIK 768260

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB
         (Mark One)

         [X] Annual report under Section 13 or 15(d) of the Securities  Exchange
             Act of 1934 (Fee required)

         For the fiscal year ended December 31, 1997

         [ ] Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934 (No fee required)

         For the transition period from __________ to _________

                         Commission file number 1-13048

                          HEALTHY PLANET PRODUCTS, INC.
-------------------------------------------------------------------------------
                 (Name of Small Business Issuer in Its Charter)

          Delaware                                        94-2601764
-------------------------------                        ----------------
(State or Other Jurisdiction of                        (I.R.S. Employer
Incorporation or Organization)                        Identification No.)

1700 Corporate Circle, Petaluma, California                  94954
----------------------------------------                   ----------
(Address of Principal Executive Offices)                   (Zip Code)

                                 (707) 778-2280
-------------------------------------------------------------------------------
                (Issuer's Telephone Number, Including Area Code)

         Securities registered under Section 12(b) of the Exchange Act:

    Title of Each Class              Name of Each Exchange on Which Registered
    -------------------              -----------------------------------------

Common Stock, $.01 par value                American Stock Exchange
----------------------------                -----------------------

----------------------------                -----------------------

         Securities registered under Section 12(g) of the Exchange Act:

                          Common Stock, $.01 par value
-------------------------------------------------------------------------------
                                (Title of Class)

-------------------------------------------------------------------------------
                                (Title of Class)

         Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports),and (2) has been subject to such filing requirements for past 90 days.

Yes    X          No
     -----              -----

         Check if there is no  disclosure  of  delinquent  filers in response to
Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

         The Issuer's revenues for its most recent fiscal year ended December 31, 1997 were $4,099,600.

         On March 16, 1998, the aggregate market value of the voting stock of Healthy Planet Products, Inc. (consisting of Common Stock, $.01 par value) held by non-affiliates of the Registrant was approximately $5,848,600 based on the closing price for such Common Stock on said date as reported by the American Stock Exchange.

         In making the foregoing calculation, the Company has, for calculation purposes only, (i) included all presently outstanding 31,335 shares of its Series D Preferred Stock convertible into shares of Common Stock on a share-for-share basis and (ii) assumed that any shareholder owning 10% or more of its Common Stock (or Series D Preferred Stock) is an affiliate and has excluded such shares in making the calculation.

         On March 16, 1998, there were 2,282,368 shares of Common Stock, $.01 par value, issued and outstanding (exclusive of 31,335 shares of voting Series D Preferred Stock convertible into 31,335 shares of Common Stock).


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

Special Note Regarding Forward-Looking Statements

         Certain statements in this Form 10-KSB, including information set forth under Item 6 "Management's Discussion and Analysis of Financial Condition and Results of Operations" constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Act"). Healthy Planet Products, Inc. (the "Company") desires to avail itself of certain "safe harbor" provisions of the Act and is therefore including this special note to enable the Company to do so. Forward-looking statements included in this Form 10-KSB or hereafter included in other publicly available documents filed with the Securities and Exchange Commission, reports to the Company's stockholders and other publicly available statements issued or released by the Company involve known and unknown risks, uncertainties, and other factors which could cause the Company's actual results, performance (financial or operating) or achievements to differ from the future results, performance (financial or operating) achievements expressed or implied by such forward looking statements. Such future results are based upon management's best estimates based upon current conditions and the most recent results of operations. These include purchasing plans and programs of certain large chain buyers relating to holiday product, recently experienced decline in gross margin as well as marginal increases in general and administrative expenses, the recent adverse trend in the general retail environment, general economic conditions, competition generally and specifically relating to greeting cards having environmental, nature or wildlife themes, the ability of the Company to sustain consumer demand for the Company's principal Sierra Club card line, and the ability of the Company to successfully market its newly acquired line of handcrafted sculptures and figurines. In addition, the ability of the Company to enhance and expand its product mix and to successfully introduce new products which will meet with consumer acceptance may also affect future results. The Company to date has been materially dependent upon the efforts of Messrs. Bruce Wilson and M. Scott Foster, who constitute the Company's core senior management. The loss of either Mr. Wilson's or Mr. Foster's services may have a materially adverse effect upon the business or operations of the Company.

Principal Industry in Which the Company is Engaged

         The Company designs, publishes and markets, throughout the United States and Canada, a diversified line of cause related, nature and wildlife contemporary greeting cards, note cards, holiday cards, stationery and gifts. The Company also licenses the right to the use of the Healthy Planet Products name, trademark and art work in connection with the manufacture, sale and distribution of the Company's products in certain foreign countries. The Company does not view its foreign licensing activity to be significant to its business. See "Business - General Business Developments During Most Recent Fiscal Year".

         On December 11, 1997, the Company acquired certain assets of Corlett Collectables, Inc., a privately owned company which specialized in the design, manufacture and sale of a line of handcrafted sculptures, figurines and collectibles of domestic and wild animals made from a customized marble blend. This acquisition commences the effort of the Company to expand its basic product offering beyond its traditional card lines. The newly acquired Healthy Planet Collectables line consists of approximately 700 animal and wildlife sculptures, and was introduced by the Company in the first quarter of 1998.

         In response to environmental considerations, and in connection with its identification with the Sierra Club as a licensor, all of the Company's paper products are produced on recycled paper using soy-based ink. The Company publishes and markets over 600 everyday, occasional and seasonal cards, including over 300 images which comprise the Company's principal Sierra Club card line. The Company's products are predominantly marketed through approximately 130 independent sales representatives to over 4,900 retail sales outlets comprised of card shops, stationery stores, gift, notion and variety shops, drug stores, book stores, department stores and miscellaneous chain and retail sales outlets.

         The Company is the exclusive licensee of the Sierra Club, a nationally known environmental and conservationist organization, for the use of the Sierra Club name on a line of wilderness and wildlife cards, stationery, tablets and magnets. The Sierra Club line has evolved to become the principal line of the Company, accounting for approximately 70.5% of the Company's net sales for the year ended December 31, 1997 and for approximately 82.2% of the Company's net sales for the year ended December 31, 1996.

         The Company's products utilize both graphics and greetings to appeal to a broad spectrum of consumer tastes. In the case of the Company's Sierra Club products and the Company's Sea Dreams and Nature Baby card lines consist of high quality wilderness, wildlife and underwater photographic images which are intended to evoke an identification with environmental issues, nature and wildlife. Everyday note cards contain no written message, whereas seasonal greeting cards contain short contemporary messages, which the Company believes fulfills a desire for simplicity and multiple use in communication.

         The greeting card occupies a unique place in the American retail market, and has been incorporated into the everyday lives of Americans. Over seven billion greeting cards are sent in America each year, one third being Christmas cards. Since greeting cards are an inexpensive personalized gift, sales tend to continue even during difficult economic times.

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

         The market for contemporary cards, and more particularly cause related and nature theme cards, is of recent origin, having developed primarily in the last ten years to appeal to a large segment of the population with a taste for more contemporary graphics and copy or those who wish to express their support of a particular social cause by utilizing cards associated with the cause. Contemporary, cause related and nature theme cards, including those published by the Company, creatively join graphics and copy to express a message or convey a thought or sentiment or, in the case of its Sierra Club(R), Sea Dreams(R) and Nature Baby(R) lines, high quality wildlife, wilderness and nature photography. These have been sold in the past predominantly through single-location, independently-owned businesses, such as boutiques, gift shops and book stores, rather than through stationery, card, drug or department stores, which have been the traditional outlet for more conservative, mass-marketed cards published by the major card companies. The more traditional marketplace represents a large sales source for contemporary and cause related cards. The Company believes that the market for cause related cards will continue to grow for the foreseeable future as consumers express a desire to express support for a particular cause while satisfying their greeting card needs. It has been estimated that the total number of retail outlets for cards exceeds 350,000 outlets, of which the traditional outlets are a substantial portion. See "Item l. Business - Marketing and Sales".

Charitable/Environmental Contributions.

         The Board of Directors and Management of the Company have adopted a corporate policy whereby the Company has committed the Company to providing desirable, high quality products to the ever increasing number of environmentally conscious consumers. In furtherance of this commitment, the Company has contributed a portion of its wholesale proceeds from Healthy Planet product lines to scientific, research, environmental and other charitable institutions. During fiscal year 1997, the Company contributed approximately $13,000 to organizations such as the Marine Mammal Center located in Sausalito, California, the Petaluma California Soup Kitchen and the Petaluma California Boys & Girls Club. These contributions are made at the discretion of the Company.

General Business Developments
During Most Recent Fiscal Year

         Additional Equity Capital

         On September 29, 1997, the Company completed a transaction with John V. Winfield and InterGroup Corporation, an affiliate of Mr. Winfield in which the Company sold 150,000 shares of its Common Stock to Mr. Winfield for an aggregate of $487,500 and sold 150,000 shares of its Common Stock to InterGroup Corporation for an aggregate of $487,500. As part of the transaction, Mr. Winfield and InterGroup Corporation were each issued warrants to purchase 150,000 shares of the Company's Common Stock, of which one-third of such warrants are exercisable at $4.00 per share, one-third at $4.25 per share, and one-third at $4.50 per share. The warrants are exercisable commencing September 29, 1997 and may be exercised through September 29, 2002. Mr. Winfield and InterGroup Corporation were each accorded certain demand and piggyback registration rights. In connection with the transaction, Mr. Winfield was elected a Class 3 Director and the Company agreed to use its best efforts to cause Mr. Winfield to be elected as a Director through September 29, 2000.

         License for Commonwealth of Independent States (formerly Russia)

         On August 4, 1997, the Company entered into a license agreement with ZPR International, Inc. for the use of the Healthy Planet Products name and images on products in the territory comprising the Commonwealth of Independent States. This license agreement, for a term expiring September 30, 2000, provides for the payment of a royalty to the Company of 7% of adjusted gross invoice price of licensed products sold by the licensee.

Acquisition of Assets of Corlett Collectables, Inc.

         On December 11, 1997, the Company completed the acquisition of certain assets of Corlett Collectables, Inc., a privately owned company which specialized in the design, manufacture and sale of a line of handcrafted sculptures, figurines and collectibles of domestic and wild animals made from a customized marble blend. The purchase price for the assets acquired was $360,000, of which approximately $88,000 was paid at closing, and the balance is to be paid in monthly installments of $10,000 following the closing.

License from Rainforest Action Network

         On November 1, 1997, the Company entered into an agreement with Rainforest Action Network, a California non-profit corporation, pursuant to which the Company was granted a license to use the "Rainforest Action Network" name, "RAN" mark, and related logos in connection with the manufacture, advertising, sale and distribution of cold cast sculpted figurines and magnets in the United States and Canada. The license is for a term commencing November 1, 1997 to December 31, 1999 and renewable for one year thereafter provided the Company makes royalty payments of not less than $20,000 during the original term of the license. Under the agreement, the Company is obligated to pay a royalty on licensed products in an amount equal to 5% of the net sales price with a minimum royalty of $10,000 for the period November 1, 1997 though December 31, 1999. All licensed products are subject to prior approval of the licensor.

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

         The Company's new collectible line of figurines are designed and hand sculpted by independent artists and craftsmen who generally receive a one time fee of $400 or a royalty of 4%. Master molds are designed and created in California, and final product is cast and hand painted by a non-affiliated manufacturer located in the Far East.

License Agreements

         The following are the principal license agreements to which the Company is a party.

         A.       The Sierra Club.

         Since June 4, 1980, the Company has been licensed by the Sierra Club to use its name on an exclusive worldwide basis on a line of greeting, note and seasonal cards as well as stationery products, tablets and magnets. This license agreement has been extended through December 31, 2005. Sales of the Sierra Club line represented approximately 70.5% and 82.2% of the Company's sales for the years ended December 31, 1997 and 1996, respectively. The Sierra Club card line is comprised of over 270 everyday designs and over 30 holiday designs, all of which are printed on recycled or chlorine free paper using soy-based ink. All products developed by the Company which comprise the Sierra Club line are subject to the prior approval of the Sierra Club. Under the current license agreement, the Sierra Club received an annual guaranteed minimum royalty of $321,000 for the calendar year 1997, with an annual guaranteed minimum royalty of $321,000 for each year thereafter increased by 7% per year for each year through the year 2000, and 5% per year for each year through the year 2005. In addition to the minimum annual guaranteed royalty, the Company paid Sierra Club a one time additional royalty of $60,000 for the year 1995 and will pay an additional $50,000 for the year 2001. The license agreement may be terminated by the Sierra Club prior to its regular expiration date in the event of a material breach or default by the Company of its material obligations which remains uncured for 60 days. The material obligations of the Company principally relate to the payment of royalties. The experience of the Company with its Sierra Club line has been that sales in most license years have exceeded the base levels on which the guaranteed minimum is to be paid. For the year ended December 31, 1997, the Company paid aggregate royalties of $343,470 to the Sierra Club. No assurance may be given that actual royalties to the Sierra Club in future years will equal or exceed the minimum guaranteed royalty.

         The Company's Sierra Club line is predominantly comprised of 5x7 blank note cards which utilize over 300 images and retail for $1.95 each; 4x5 boxed cards which consist of eight cards and envelopes and have a suggested retail price of $5.95. Holiday boxed cards have a suggested retail price of $10.95 and consist of 15 cards and envelopes. The Company also markets Sierra Club stationery and envelopes available in 12 different designs and packaged 25 sheets or envelopes to a package with a suggested retail price of $4.50 and $4.75, respectively. The remainder of the Sierra Club line consists of journals, writing tablets and magnets.

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

         B.       The Humane Society of the United States.

         In furtherance of its focus and concentration on the design and development of cause-related, nature and wildlife card lines, the Company, on March 1, 1993, entered into a license agreement with The Humane Society of the United States (the "Humane Society"), pursuant to which the Company was granted the right to use the Humane Society name and logo in the United States and Canada in connection with greeting cards. The license agreement is to continue through December 31, 1998 and may be extended by either party for one additional two-year period. In consideration for the grant of the license, the Company is to pay the Humane Society a license fee of 5% of the wholesale price for the first $100,000 of net sales of licensed product during the term of the agreement, increasing to 7% of net sales in excess of $100,000. The license agreement may be terminated by the Humane Society in the event of the failure of the Company to make any license payment or furnish any required statement, and which default continues for a period of 30 days after written notice, or in the event the Company fails to cure any other breach of the license agreement after 30 days written notice. The Humane Society line is available in boxed holiday cards. For the year ended December 31, 1997, sales of this line represented approximately 7.7% of the Company's net sales. The Company does not anticipate that it will seek to renew this license.

         C.       The Wilderness Society.

         On June 24, 1994, the Company entered into a License Agreement with The Wilderness Society, a nonprofit corporation headquartered in Washington, D.C. Pursuant to the License Agreement, the Company was initially granted an exclusive worldwide license to use The Wilderness Society name, logo and artwork in connection with the manufacture, sale and distribution of everyday, Christmas and/or special occasion bookmarks and refrigerator magnets produced using recycled paper and recycled plastic materials. The license was for an initial three year term through June 31, 1997 with the right to extend for one additional three year period. The Agreement has been extended through the year 2000 on a non-exclusive basis. The Company is to pay to The Wilderness Society a royalty of 5% of the wholesale price of net sales for the licensed products with a minimum annual royalty of $10,000. The Company has been granted the right to promote the licensed products in two issues per year of The Wilderness Society Magazine. All licensed products are subject to prior approval of the licensor. The License Agreement is subject to early termination in the event of the failure of the Company to make royalty payments, the uncured breach of the Agreement by the Company, or the filing by the Company for protection under federal bankruptcy laws. For the year ended December 31, 1997 sales of this line represented approximately 2.0% of the Company's net sales.

         D.       The Marine Mammal Center.

         On July 28, 1994, the Company entered into a License Agreement with The Marine Mammal Center, a not for profit organization headquartered in The Golden Gate National Recreational Area, Sausalito, California, and whose principal activities relate to the preservation of marine mammals and related research. Pursuant to the License Agreement, the Company was granted the exclusive worldwide license to use The Marine Mammal Center name and logo in connection with greeting cards, stationery, journals, tablets, bookmarks, magnets, blank books, kites and puzzles. The license is for a current extended term through December 31, 1999. The Company paid a guaranteed minimum royalty of $2,500 for the year 1994 and a guaranteed minimum royalty of $5,000 for the year 1995 against a royalty of 3% of net sales of licensed products. All licensed products are subject to prior approval of the licensor. For the years ended December 31, 1997 and 1996, sales of this line represented approximately 6.6% and 5.5%, respectively, of the Company's net sales.

         E.       License Agreement with the Zoological Society of San Diego.

         On September 30, 1996, the Company entered into a License Agreement with the Zoological Society of San Diego pursuant to which the Company has been licensed to use the registered marks "Zoological Society of San Diego", "Center for Reproduction of Endangered Species" and "CRES" in connection with the Company's Nature Baby(R) line. The license continues through September 30, 1999 and provides for the payment of a royalty of 3% of the adjusted gross invoice price of the licensed product, with a minimum royalty of $5,000.

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

         As part of its proposed Healthy Planet Products line, the Company has designed, developed and marketed diverse paper and gift products, including stationery and other gift items. The Company has entered into an agreement with Twin Oaks Publishing pursuant to which it granted an exclusive license to Twin Oaks, a licensee, to use the Healthy Planet Products name for certain products in Europe. Similar license agreements have been entered into for New Zealand, Australia and the Commonwealth of Independent States (formerly Russia). The Company may license the rights to others to use its Healthy Planet trademarks for certain product categories.

         With the acquisition of the assets of Corlett Collectables, Inc., the Company, in the first quarter of 1998, launched its line of handcrafted sculptures, figurines and collectibles of wild and domestic animals under the Healthy Planet Collectibles(R) trademark.

         The collectibles are marketed under the Healthy Planet Collectibles trademark including separate series' of sculptures and figurines which comprise the Nature Baby Hatchers(R) Garden Diggers(R) and Crystal Gallery(R) lines.

Marketing and Sales

         The Company's products are marketed to over 4,900 retail sales outlets which are comprised of card shops; stationery stores; gift, book stores, notions and variety shops; drug stores, and department stores; and miscellaneous and multiple retail outlets. With the exception of Barnes & Noble Superstores, a national chain of bookstores which accounted for approximately 13.9% of the Company's net sales for the year ended December 31, 1997, no single customer of the Company accounted for 6.7% or more of the Company's net sales. As of September 1997 Barnes & Noble Superstores no longer carry the Companys everyday card line due do to a change in vendors.

         The Company utilizes approximately 130 independent sales representatives who also represent the products of other companies. Independent sales representatives accounted for approximately 63% of Company sales for the year ended December 31, 1997 (with the balance of Company sales being generated via direct customer contact). Independent sales representatives are paid a fixed sales commission ranging from 5% to 20% of sales. For the year ended December 31, 1997, a total of $501,134 in commissions were paid to the sales representatives. During this period, no single sales representative accounted for more than 10% of the Company's sales.

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

Seasonal Aspects of the Company's Business

         The greeting card, social stationery and gift industry in which the Company is engaged has historically experienced seasonal sales effects, primarily due to the emphasis on Christmas and holiday product. These effects generally include peak seasonal production costs in the second and third quarters of the year, and a seasonal buildup of accounts receivable in the third and fourth quarters, thereby resulting in an increase in capital carrying costs during these periods. During 1997, seasonal effects on the Company's business resulted in approximately 58% of the Company's sales being made in the third and fourth quarters. During fiscal year 1997, approximately 22% of total annual sales were in accounts receivable during the third and fourth quarter, and are not collectible until the first quarter of the following fiscal year. Approximately 53% of the cost of manufacturing inventory was incurred in the second and third quarters of the 1997 year. Such factors require the application of working capital to either carry accounts receivable during the last two quarters of the year or to cover production costs during peak production periods.

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

Employees

         The Company currently has 25 full-time employees, including its four executive officers, 8 in administrative, managerial, and sales positions, and 13 warehouse persons. In peak seasons, the Company may employ up to 12 temporary employees for its warehouse operation. None of the Company's employees are represented by a labor union, and the Company considers its relationship with its employees to be good.

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

         The Company has registered HEALTHY PLANET PRODUCTS(R) as a trademark in association with its environmentally cause- related product lines, and has completed registration of the name, logo and design of HEALTHY PLANET PRODUCTS with the United States Patent and Trademark Office.

         The Company has also registered the "Sea Dreams" name and logo and design as a trademark used in connection with its product line featuring underwater photographs.

         The Company has registered the "Nature Baby" name and logo and design as a trademark used in connection with its product line featuring baby animals in natural wildlife settings.

         The Company is in the process of registering the names and logos "Healthy Planet Collectibles", "Nature Baby Hatchers", and "Crystal Gallery", which are used in connection with its figurine lines.


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

B.       Market Information


         American Stock Exchange

         Since its admission for trading on the American Stock Exchange on April 3, 1995, the following are the high and low closing prices for the Company's Common Stock for the periods indicated:

                  Year                 High               Low
                  ----                 ----               ---

                  1996
                  1st Quarter          9 3/8             7 1/4
                  2nd Quarter          8                 6 3/4
                  3rd Quarter          7 1/8             5
                  4th Quarter          5 3/16            3 11/16

                  Year                 High               Low
                  ----                 ----               ---

                  1997
                  1st Quarter          4 1/2             3 3/4
                  2nd Quarter          4 1/2             3 7/16
                  3rd Quarter          4 1/16            3 3/8
                  4th Quarter          4 3/8             3 1/2

C.       Dividends

         The Company has never paid a dividend, whether cash or property, on its shares of Common Stock and has no present expectation of doing so in the foreseeable future.

D.       Approximated Number of Equity Security Holders

         The approximate number of record holders of the Company's Common Stock as of March 16, 1998 was 128. Such number of record owners was determined from the Company's shareholder records, and does not include beneficial owners of the Company's Common Stock whose shares are held in the names of various security holders, dealers and clearing agencies. The Company believes that the number of beneficial owners of its Common Stock held by others as or in nominee names exceeds 1,500 in number.


Item 6.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations

Results of Operations

         The following table sets forth for the periods indicated, percentages which certain items reflected in the financial data bear to the revenues of the
Company:

                                                 Relationship to Total Revenues
                                                 ------------------------------
                                                       Fiscal Year Ended
                                                       -----------------
                                                         December 3l,
                                                         ------------

                                                    1995      1996      1997
                                                    ----      ----      ----

Net Sales                                            100%      100%      100%

Operating Expenses:
 Cost of Goods                                      38.8%     42.4%     60.6%
 Selling, General and Administrative                43.8%     55.0%     66.3%

Income (Loss) From Operations                       17.4%      2.6%    (26.9%)
Interest and Other Income (Expense)                  2.3%      6.3%      4.7%

Income (Loss) Before Income Taxes                   19.7%      8.9%    (22.2%)
Net Income (Loss)                                   36.4%      5.3%    (45.0%)

Year End Results - Applicability of FAS 109

         At December 31, 1997, the Company had available net operating loss carryforwards of approximately $6,230,500 to be applied against future federal taxable income. Due to a change in ownership during 1988, $2,638,000 of these amounts are subject to a limitation under Section 382 of the Internal Revenue Code of $476,950 per year. If the Company does not generate sufficient income to use the maximum limitation, remaining amounts accumulate for use in future periods until the operating loss expires. Federal net operating losses expire as follows:

                    Year Ending December 31,
                    ------------------------
                            2002                  $2,638,600
                            2003                   1,222,000
                            2004                   1,299,100
                            2005                     383,300
                            2006                      31,700
                            2012                     655,800
                                                  ----------
                                                  $6,230,500
                                                  ==========

         The Company has available approximately $326,000 of California net operating losses which can be carried forward and offset against future taxable income. These loss carryforwards expire in 2002.

         The Company has available approximately $15,600 of federal investment tax credits which can be carried forward and offset against future income taxes. The Company also has approximately $25,500 of federal Alternative Minimum Tax credits to reduce future regular income taxes over an indefinite period.

         The Company recognizes deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statements or tax returns, including the future benefit of its carryforwards. Temporary differences and carryforwards which give rise to deferred assets at December 31, 1997 are as follows:


     Benefits from net operating loss carryforwards         $2,147,200
     Inventory reserves                                        141,200
     Accounts receivable allowances                            138,400
     Depreciation and amortization                              21,100
     Other                                                       2,800
     Valuation allowance on deferred tax assets             (1,500,000)
                                                            ----------
     Net deferred income taxes                                 950,700
     Deferred income taxes expected to be utilized in 1998     264,900
                                                            ----------
     Deferred income taxes                                    $685,800
                                                            ==========

         Management of the Company has decided to record a valuation allowance of $1,500,000 against deferred tax assets, due in part to the current year loss before income taxes of $910,700. Management believes that it is more likely than not that the tax benefits of the net operating loss carryforwards, net of valuation allowance, will be realized. Management's belief is based on expected sales of the new Healthy Planet Collectibles line, new sales and marketing strategies for existing card lines, and profitability of the card business in four of the last five years. In order to utilize the full benefit of the deferred income tax asset, the Company needs to realize aggregate taxable income of approximately $1,965,000, which it expects to generate during the years 1998 through 2007. In calculating the benefit from the loss carryforwards, the Company has taken into account the provisions of Section 382 of the Internal Revenue Code and anticipated expiration of loss carryforwards due to time limitations. The Company has not contemplated the use of any new tax planning strategies in calculating the deferred income tax asset.

         The foregoing constitutes management's best estimates based upon current conditions and most recent results of operations. The results of operations in future years are subject to many conditions, many of which are beyond the control of Management and which may affect the amount of taxable income that may be generated in future years, and the resultant ability of the Company to fully utilize the deferred tax asset. Such conditions include general economic conditions, competition generally and specifically relating to greeting cards having an environmental and wildlife theme and collectible figurines, the ability of the Company to continue to renew its principal Sierra Club License Agreement which presently expires on December 31, 2005, continuity of present management, and the ability of the Company to market its new Healthy Planet Collectible line.

         1997 Compared to 1996

         Sales for the year ended December 31, 1997 were $4,099,600 reflecting a decrease versus the prior year level of $4,632,400 of $532,800 or 11.5%. Everyday product sales finished the year even with prior year results. Seasonal sales declined 32.2% to result in the overall sales decline of 11.5%. Included in the year end results was a provision for future returns of seasonal product of approximately $192,000. The seasonal return provision recognizes and provides for the return of unsold seasonal product from customers who have qualified for a return privilege.

         During 1997, sales of the Company's largest product line, The Sierra Club, accounted for 70.5% of total revenues and showed a year to year decline of 24.2%. The Company's Nature Baby line, launched in January 1997, accounted for 10.9% of total 1997 revenues. The balance of 1997 revenues were comprised of the Company's other product lines utilizing the names of The Humane Society of the United States, The Marine Mammal Center, The Wilderness Society and others.

         The successful launch of the Company's Nature Baby line offset in part declines in the Company's other everyday and seasonal product lines during 1997. Increased competition in chain accounts and a continuing down trend in boxed holiday cards at retail could impact future revenues negatively.

         The Company reported an operating loss of $1,103,600 or $.58 per share. Gross margin declined from the prior year level of $2,666,900 by $1,051,900 or 39.4%. A shortfall in revenues, one time costs associated with the Nature Baby product launch, the under absorption of minimum royalties and fixed overhead on lower revenues, and a provision for the write off of obsolete inventories resulted in the year to year decline.

         Cost of sales amounted to $2,484,600 for the year ended December 31, 1997 representing 60.6% of sales. This rate compares unfavorably to the prior year rate of 42.4% due to the impact of one time costs associated with the Nature Baby product launch, fixed royalty and overhead costs on lower revenues, and an increased provision to write off obsolete inventory.

         Selling, shipping and marketing expenses of $1,050,200 were higher than the previous years level of $898,700 by $151,500. Increased advertising and travel expenses associated with the Nature Baby product launch accounted for the year to year increase.

         General and administrative expenses amounted to $1,668,400 for 1997 reflecting a marginal increase of $20,000 versus the prior year level of $1,648,400. Lower payroll costs were offset in part by higher professional fees and insurance to result in the year to year marginal gain.

         The Company's net loss for the year ended December 31, 1997 was $1,843,800 or $.97 per share. This level compares unfavorably to the prior years profit of $252,100 or $.13 per share. The decline of gross margin and the impact of establishing a valuation allowance on the Company's deferred tax asset resulted in the net loss. A valuation allowance of $1,500,000 reduced the deferred tax asset by $932,300 for the year ended December 31, 1997 representing $.49 of the total loss of $.97 per share. The Company recognizes the potential for continued near term losses while it repositions itself for growth and profitability.

         Total assets at December 31, 1997 amounted to $8,036,000 which reflected a decrease versus the prior year level of $8,773,900 by $737,900 or 8.4%. A decline in deferred tax assets, receivables and cash and marketable securities were offset in part by an increase in inventory and fixed assets to result in the year to year decline. The increase in fixed assets was a result of the acquisition of Corlett Collectables in November 1997. The acquisition of Corlett Collectables provides the Company an entree into new markets and product categories while providing a three dimensional product execution of the Company's wildlife imagery.

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

Liquidity and Capital Resources

         At December 31, 1997, the Company's working capital was $5,406,000. This compared to the 1996 working capital of $5,841,700 for a year to year decline of $435,700. The year to year decline was due to lower cash and marketable securities, receivables and deferred income taxes offset in part by higher inventory to result in the year to year decline.

         The primary source of the Company's liquidity is cash internally generated from operations, the exercise of warrants and employee stock options, the proceeds remaining on hand from the Company's June, 1993 public offering, and the availability of a bank credit line. In addition, in September 1997, the Company sold Common Stock and Common Stock Purchase Warrants to an unaffiliated investor for an aggregate of $975,000. The Company has a secured line of credit in the amount of $500,000 from Westamerica Bank. During the year ended December 31, 1997, the Company did not draw under this line of credit, and as of

December 31, 1997, no amounts were outstanding under this line of credit. The Company believes and anticipates that the primary source of its liquidity and capital resources for its coming fiscal year will primarily be from its cash on hand, funds available to it under its line of credit and from cash internally generated from sales; all of which the Company believes will be adequate and sufficient for its immediately foreseeable operating needs.

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

                                 Not Applicable


                   [BALANCE OF PAGE INTENTIONALLY LEFT BLANK]

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with
         Section 16(a) of the Exchange Act

         The Directors and Executive Officers of the Company are as follows:

                  Name              Age    Position
                  ----              ---    --------

         Bruce A. Wilson            46     Chairman, President, Chief Executive,
                                           Chief Operating and Chief Financial
                                           Officer

         Robert Fagenson            49     Director

         John V. Winfield           51     Director

         M. Scott Foster            46     Director and Vice President - Sales
                                           and Marketing

         Rick Williams              41     Vice President - Operations

         Joseph F. Furlong III      49     Director

         Daniel R. Coleman          41     Director

         The Company's Certificate of Incorporation provides for a staggered Board of Directors. The following persons are Directors of the Company for the classes and terms as follows:

                  Director               Class                 Term Expires
                  --------               -----                 ------------

         Bruce A. Wilson                   1                       1998
         M. Scott Foster                   1                       1998
         Robert Fagenson                   2                       2000
         Daniel R. Coleman                 2                       2000
         Joseph F. Furlong III             3                       1999
         John V. Winfield                  3                       1999

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

         John V. Winfield was elected a Class 3 Director in September, 1997 in connection with a private transaction in which he and a company with which he is affiliated purchased an aggregate of 300,000 shares of the Company's Common Stock and 300,000 Common Stock Purchase Warrants for an aggregate of $975,000. In connection with this transaction, the Company has agreed to use its best efforts to cause Mr. Winfield to be elected as a Director through the year 2000. Mr. Winfield is the Chairman of the Board, President and Chief Executive Officer of the InterGroup Corporation, having first been appointed as such in 1987. InterGroup is a public company traded on the NASDAQ Stock Market (INTG). He was a Director of Geotek Communications, Inc. (GEO), an international digital wireless communications company from June 1992 through June 1994 as well as a Director of Pacific Gateway Properties ("PGP"), a holding company with real estate investments in the San Francisco Bay area, from 1995 to 1997. Mr. Winfield also presently serves as Chairman and Chief Executive Officer of Santa Fe Financial Corporation (SFEF) and Portsmouth Square, Inc. (PRSI), both public companies, and as Director of Orckit Communications Ltd. (ORCTF), an advanced communications company headquartered in Israel.

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

Certain Reports; Compliance with Section 16(a) of the Exchange Act

         No person who, during the fiscal year ended December 31, 1997, was a director, officer or beneficial owner of more than ten percent of the Company's Common Stock (which is the only class of securities of the Company registered under Section 12 of the Securities Exchange Act of 1934 (the "Act") (a "Reporting Person") failed to file on a timely basis, reports required by
Section 16 of the Act during the most recent fiscal year or prior years. The foregoing is based solely upon a review by the Company of Forms 3 and 4 during the most recent fiscal year as furnished to the Company under Rule 16a-3(d) under the Act, and Forms 5 and amendments thereto furnished to the Company with respect to its most recent fiscal year, and any representation received by the Company from any reporting person that no Form 5 is required.


Item 10.          Executive Compensation

Summary Compensation

         The following provides certain information concerning all Plan and Non-Plan (as defined in Item 402 (a)(ii) of Regulation S-B) compensation awarded to, earned by, paid or accrued by the Company during the years ended December 31, 1997, 1996 and 1995 to the Chief Executive Officer and each of the named executive officers of the Company.


                           SUMMARY COMPENSATION TABLE
                                                                Annual Compensation                  Long term Compensation
                                                                -------------------                  ----------------------
                                                                                                             Awards
                                                                                                     ----------------------
                                                                                                                    No. of
                                                                                                                    Securities
                                                                                                                    Underlying
                                                                               Other              Restricted        Options/
Name and Principal                                                             Annual             Stock             SARs
Position                         Year              Salary         Bonus(1)     Comp.              Award(s)          Granted
----------------------           ----             --------        --------     ------             --------          -------
Bruce A. Wilson                  1997             $150,000               -     $23,526(2)        $14,500(3)            -
President, Chief Exec-           1996             $150,000         $19,867     $23,720(2)        $15,000(3)            -
utive, Chief Operating           1995             $125,000         $43,707     $35,010(2)        $34,000(3)            -
and Chief Financial
Officer

Ricky Williams                   1997              $90,000               -      $9,670(4)            -                 -
Vice President of                1996              $88,600          $9,000      $5,642(4)            -                 -
Operations                       1995              $80,500         $12,500      $5,575(4)            -                 -

M. Scott Foster                  1997             $100,000               -     $24,825(5)            -                 -
Vice-President of                1996             $100,000         $11,411     $24,825(5)            -                 -
Sales and Marketing              1995              $80,000         $57,595     $24,825(5)            -                 -

---------------------

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

(2) Includes: (i) for 1997, an automobile allowance of $12,000 and the payment of premiums on a term life insurance policy of $2,826 and the payment of taxes on 4,000 shares of restricted Common Stock which vested on December 31, 1997 of $8,700; (ii) for 1996, an automobile allowance of $12,000, the payment of premiums on a term life insurance policy of $2,720 and the payment of taxes on 4,000 shares of restricted Common Stock which vested on December 31, 1996 of $9,000; and (iii) for 1995, an automobile allowance of $9,900, the payment of premiums on a term life insurance policy of $2,244 and the payment of taxes on 4,000 shares of restricted Common Stock which vested on December 31, 1995 of $19,650.

(3) In April, 1991, Mr. Wilson was granted 60,000 restricted shares vesting at the rate of 4,000 shares per year on December 31 of each year, over a 15 year period subject to certain accelerations. As of December 31, 1997, an aggregate of 28,000 shares have vested. Amounts reported under this column represent the fair market value, without giving effect to the diminution in value attributable to the restriction of such stock, of 4,000 shares of the Company's Common Stock which have vested each year, as valued on December 31 of each year. See "Other Annual Compensation", with respect to the cash payment for taxes attributable to these shares. As of December 31, 1997, the aggregate restricted stock holdings of Mr. Wilson consisted of 52,000 shares valued at $188,500, the market value of these shares as of December 31, 1997, without giving effect to the diminution in value attributable to the restriction of such stock.

(4) Includes: (i) for 1997, an automobile allowance of $9,000 and the payment of premiums on a term life insurance policy of $670; (ii) for 1996, an automobile allowance of $5,040 and the payment of premiums on a term life insurance policy of $601; and (iii) for 1995, an automobile allowance of $5,040 and payment of premiums on a term life insurance policy of $535.

(5) Includes: (i) for 1997, an expense allowance of $24,000 and the payment of premiums on a term life insurance policy of $825; (ii) for 1996, an expense allowance of $24,000 and the payment of premiums on a term life insurance policy of $825; and (iii) for 1995, an expense allowance of $24,000 and the payment of premiums on a term life insurance policy of $825.

STOCK OPTIONS/SAR GRANTS

         No stock option grants or Stock Appreciation Rights ("SARs") were made during the year ended December 31, 1997 to any of the named executive officers of the Company.

               AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR
                      AND FISCAL YEAR END OPTION/SAR VALUES

         The  following  table  contains  information  with respect to the named executive  officers  concerning  options held as of the year ended  December 31,
1997.
                                                                  Number of Securities
                                                                 Underlying Unexercised             Value of Unexercised
                        Shares                                        Options/SARs                      In-the-Money
                        Acquired on        Value                         as of                        Options/SARs at
        Name            Exercise (#)       Realized($)              December 31, 1997               December 31, 1997(1)
---------------------   ------------       -----------       ------------------------------   --------------------------
                                                                Exercisable/Unexercisable      Exercisable/Unexercisable
                                                                -------------------------      -------------------------
Bruce A. Wilson             -              $      -               102,500 /      -                 $   -    / $     -
Ricky Williams              -              $      -                55,000 /      -                 $   -    / $     -
M. Scott Foster             -              $      -               102,500 /      -                 $   -    / $     -

(1) Based upon the average closing bid and asked prices of the Company's Common Stock on December 31, 1997 ($3.625 per share), less the exercise price for the aggregate number of shares subject to the options, none of the Options/SARs are in-the-money.

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

     In April, 1991, Mr. Wilson was granted 60,000 restricted shares under the Company's 1991 Senior Management Incentive Plan. These restricted shares are to vest at the rate of 4,000 shares per year over a 15 year period, subject to acceleration of vesting in certain circumstances. Except in the event of acceleration, each year, upon the vesting of each 4,000 shares, the Company is to pay to Mr. Wilson a cash bonus equal to 60% of the market value of the vested shares, for the principal purpose of offsetting taxes attributable to the vesting of the shares. The grant of restricted shares to Mr. Wilson was in furtherance of the desire of the Board of Directors to have Mr. Wilson have a significant stock interest in the Company which would recognize his past performance and incentivize his continued efforts to maximize the value of the Company for all stockholders. As of December 31, 1997, an aggregate of 28,000 restricted shares were vested. In the event of certain Change in Control transactions, all then unvested restricted shares become immediately vested.

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

         On September 8, 1997, the Company extended and modified the Employment Agreement of Mr. Ricky Williams, Vice President of Operations. Mr. Williams' Employment Agreement was extended through December 31, 2000. During the extended term, Mr. Williams' base salary of $90,000 is increased by $5,000 in each year of the extended term provided that the Company has achieved a net pre-tax profit for the immediately preceding year. Mr. Williams is entitled to elect to receive up to 10% of each year's base salary in January in each year, with the remainder being paid to him over the course of the year pursuant to the Company's regular payroll policies. During the continuation of his employment, Mr. Williams is to receive an automobile allowance of $750 per month and is to be provided with life insurance in the amount of $250,000. In connection with his original Employment Agreement, Mr. Williams was granted options to purchase 30,000 shares of the Company's Common Stock at an exercise price of $4.75 per share. All of such options are vested and are exercisable through December 31, 2000. On November 4, 1993, Mr. Williams was granted options to purchase 30,000 shares of the Company's Common Stock at an exercise price of $6.625 per share, exercisable through December 31, 2000, and vesting in equal increments on December 31st of each year of the term of his Agreement, as extended, commencing December 31, 1994.

Senior Management Incentive Plan

         The Company's 1991 Senior Management Incentive Plan (sometimes referred to as the "Plan" or the "Management Plan") currently provides for the issuance of up to 465,000 shares of the Company's Common Stock in connection with the issuance of stock options and other stock purchase rights to executive officers, key employees and consultants. To date, options to acquire a total of 390,000 shares and an additional 60,000 restricted shares have been issued under the Plan.

         The Management Plan is intended to attract and retain key executive management personnel whose performance is expected to have a substantial impact on the Company's long-term profit and growth potential by encouraging and assisting those persons to acquire equity in the Company. It is contemplated that only those executive management employees (generally the Chairman of the Board, Vice-Chairman, Chief Executive Officer, Chief Operating Officer, President and Vice-Presidents of the Company) who perform services of special importance to the Company will be eligible to participate under the Management Plan, although other full time employees of the Company are eligible to participate under the Plan. A total of 465,000 shares of Common Stock are currently reserved for issuance under the Management Plan. It is anticipated that awards made under the Management Plan will be subject to three-year vesting periods, although the vesting periods are subject to the discretion of the Administrator of the Board.

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

         As of March 16, 1998, there were outstanding options to purchase 60,000 shares under the Director Plan, at exercise prices ranging from $3.69 to $10.50 per share, respectively.

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


Item 11.          Security Ownership of Certain Beneficial
                  Owners and Management

         The following table sets forth certain information as of March 16, 1998 with respect to the ownership of Common Stock by (i) the persons (including any "group" as that term is used in Section 13(d)(3) of the Securities Exchange Act of 1934, as amended), known by the Company to be the beneficial owner of more than five percent of any class of the Company's voting securities, (ii) each director and each officer identified in the Summary Compensation Table, and
(iii) directors and executive officers as a group:

Name and Address of                        Amount of and Nature      Percentage
Beneficial Owner                           Beneficial Ownership       of Class
----------------                           --------------------       --------

Bruce A. Wilson                            155,600(1)(2)                6.5%
1700 Corporate Circle
Petaluma, CA  94954

John V. Winfield                           709,600(3)                  27.2%
2121 Avenue of the Stars
Los Angeles, CA  90067

The InterGroup Corporation                 374,400(4)                  15.4%
2121 Avenue of the Stars
Los Angeles, CA  90067

Robert Fagenson                             33,125(5)                   1.4%
19 Rector Street
New York, NY  10006

Starr Securities,Inc.                      131,048(6)                   5.6%
19 Rector Street
New York, NY 10006

Paul Bluhdorn                              181,256(7)                   7.9%
P.O. Box 7854
Burbank, CA 91510

Mark S. Siegel                              70,062(8)                   3.0%
P.O. Box 7854
Burbank, CA 91510

Yvette Bluhdorn                             71,738(8)(9)                3.1%
P.O. Box 7854
Burbank, CA 91510

Estate of Ludwig Jesselson                 182,071(10)(11)              7.9%
1301 Avenue of the Americas
New York, NY 10019

Michael Jesselson                           92,062(10)(11)(12)          4.0%
1301 Avenue of the Americas
New York, NY 10019

Ricky Williams                              55,000(13)                  2.3%
1700 Corporate Circle
Petaluma, CA  94954

M. Scott Foster                            102,500(14)                  4.3%
1700 Corporate Circle
Petaluma, CA 94954

Joseph F. Furlong III                       10,000(15)                    *
One Maritime Plaza
San Francisco, CA  94111

Daniel R. Coleman                           10,000(15)                    *
500 108th Avenue, NE
Bellevue, WA  98004

All Officers and Directors
as a Group (6 persons in
number)(1)(2)(3)(4)(13)(14)(15)          1,065,825                     36.8%

-----------------

*    Less than 1%.

(1)  Includes 102,500 vested and presently exercisable options.

(2) Includes 32,000 restricted shares subject to vesting at the rate of 4,000 shares per year on December 31st in each year.

(3) Based upon information contained in an Amendment No. 1 to a Schedule 13D dated December 19, 1997 filed on behalf of John V. Winfield, The InterGroup Corporation and Santa Fe Financial Corporation (the "Winfield 13D"). Includes (i) 167,600 shares of Common Stock and Common Stock Purchase
     Warrants to purchase 150,000 shares of Common Stock owned by John V. Winfield, (ii) 224,400 shares of Common stock and Common Stock Purchase Warrants to purchase 150,000 shares of Common Stock owned by The InterGroup Corporation and as to which Mr. Winfield has shared voting and dispositive power, and (iii) 12,600 shares of Common Stock owned by Santa Fe Financial Corporation and as to which Mr. Winfield has shared voting and dispositive power. Also includes options to purchase 5,000 shares of Common Stock granted to Mr. Winfield upon his election to the Board of Directors pursuant to the Company's Non-Employee Director Plan.

(4) Based upon information contained in the Winfield 13D, and includes 224,400 shares of Common Stock and 150,000 Common Stock Purchase Warrants owned by The InterGroup Corporation.

(5) Includes vested options to purchase 30,000 shares of the Company's Common Stock.

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

(7)  Based on  information  contained  in an  amendment  to a Schedule 13D dated
     January 27, 1993 (the "Bluhdorn 13D"), filed on behalf of Paul Bluhdorn, Yvette Bluhdorn and Mark Siegel. Includes 31,250 shares of the Company's Common stock owned by Mr. Bluhdorn, and 150,006 shares of Common Stock issued in February, 1998 upon conversion of 150,006 shares of Series D Preferred Stock owned by Mr. Bluhdorn. Does not include shares of Common Stock owned by Ms. Bluhdorn or Mr. Siegel, as to which shares of Common Stock Mr. Bluhdorn disclaims beneficial ownership.

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

(11) Based on information contained in an amendment to a Schedule 13D dated September 21, 1995 (the "Jesselson 13D") on behalf of Ludwig Jesselson, Michael Jesselson, and the Estate of Ludwig Jesselson. Includes 175,480 shares of the Company's Common Stock owned by Ludwig Jesselson and 6,583 shares of the Common Stock owned by a trust created under the will of Ludwig Jesselson, of which Michael Jesselson is the former trustee. Does not include 92,062 shares of Common Stock owned by Michael Jesselson, as to which shares of Common Stock Ludwig Jesselson disclaims beneficial ownership.

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

(13) Includes 55,000 vested and presently exercisable options.

(14) Includes 102,500 vested and presently exercisable options.

(15) Includes 10,000 vested and presently exercisable options.


Item 12.     Certain Relationships and Related Transactions

         For  information  concerning  the  employment  agreements  of  Bruce A.
Wilson,   Ricky   Williams  and  M.  Scott   Foster,   see  Item  10  "Executive
Compensation".

         For information concerning the issuance of 60,000 restricted shares to Mr. Bruce A. Wilson, see Item 10 "Executive Compensation".

         On September 29, 1997, the Company completed a transaction with John Winfield and InterGroup Corporation, an affiliate of Mr. Winfield. Pursuant to the transaction, the Company sold 150,000 shares of its Common Stock to Mr. Winfield for an aggregate of $487,500 and sold 150,000 shares of its Common Stock to InterGroup Corporation for an aggregate of $487,500. As part of the transaction, Mr. Winfield and InterGroup Corporation were each issued warrants to purchase 150,000 shares each of the Company's Common Stock, of which one-third of such warrants are exercisable at $4.00 per share, one-third at $4.25 per share, and one-third at $4.50 per share. The warrants are exercisable commencing September 29, 1997 and may be exercised through September 29, 2002. Mr. Winfield and InterGroup Corporation were each accorded certain demand and piggyback registration rights. In connection with the transaction, Mr. Winfield was elected a Class 3 Director and the Company agreed to use its best efforts to cause Mr. Winfield to be elected as a Director through September 29, 2000.


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

(B)      Reports on Form 8-K

         During the last quarter of the period covered by this Report, the following reports on Form 8-K were filed by the Registrant:

Date of Report              Item Reported                Description of Item
--------------              -------------                -------------------

October 14, 1997         Item 5. Other Events         Transaction   relating  to
                                                      the sale of  Common  Stock
                                                      and  issuance  of Warrants
                                                      to  John V.  Winfield  and
                                                      InterGroup Corporation


                   [BALANCE OF PAGE INTENTIONALLY LEFT BLANK]

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  HEALTHY PLANET PRODUCTS, INC.


                                  By \s\ Bruce A. Wilson
                                    -------------------------------------------
                                    Bruce A. Wilson
                                    Chairman, President, Chief Executive, Chief
                                    Operating and Chief Financial Officer, and
                                    Principal Accounting Officer
Dated:  March    , 1998

         In accordance with the Exchange Act, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


 \s\ Bruce A. Wilson                                   March    , 1998
----------------------------------
Bruce A. Wilson
 Chairman of the Board, President,
 Chief Executive, Chief Operating
 and Chief Financial Officer


 \s\ Robert Fagenson                                   March    , 1998
----------------------------------
Robert Fagenson
 Director


 \s\ John V. Winfield                                  March    , 1998
----------------------------------
John V. Winfield
 Director


 \s\ M. Scott Foster                                   March    , 1998
----------------------------------
M. Scott Foster
 Director, Vice President-Sales


 \s\ Joseph F. Furlong III                             March    , 1998
----------------------------------
Joseph F. Furlong III
 Director


 \s\ Daniel R. Coleman                                 March    , 1998
----------------------------------
Daniel R. Coleman
 Director

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

         4.l* Form of Common Stock Certificate [Exhibit 4 to Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1990]

         4.3* Form of Rights, Designation and Preferences of Series D Preferred Stock [Exhibit 4 to Current Report on Form 8-K dated January 8, 1993]

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

         10.8* License Agreement between Registrant and The Marine Mammal Center dated July 28, 1994 [Exhibit 10.10 to Form 10-KSB for year ended December 31, 1995]

         10.9* Lease for premises 1694-1736 Corporate Circle, Petaluma, California 94954 [Exhibit 10.1 to Current Report on Form 8-K dated February 15, 1996]

         10.10* License Agreement between Registrant and Twin Oaks Publishing Limited dated December 18, 1995 [Exhibit 10.1 to Current Report on Form 8-K dated December 18, 1995]

         10.11* License Agreement with the Zoological Society of San Diego dated September 30, 1996 [Exhibit 10.1 to Current Report on Form 8-K dated November 5, 1996]

         11       Computation of Earnings per Common Share

         23 Consent of Moss Adams, Independent Auditors, to the incorporation by reference in the Registration Statement of Healthy Planet Products, Inc. on Form S-8 (File No. 33-84740) of their report dated February 6, 1998

         27       Financial Data Schedule

         28.l* Registrant's 1991 Senior Management Incentive Plan [Exhibit 28 to Form 8- K dated June 27, 1991]

         28.2*    Registrant's Non-Employee Director Stock Option Plan

                          HEALTHY PLANET PRODUCTS, INC.

                          INDEX TO FINANCIAL STATEMENTS


                                                                         Page

Independent Auditor's Report                                             F-

Balance Sheets - December 31, 1996 and 1997                              F-

Statements of Income -
 Years ended December 31, 1996 and 1997                                  F-

Statements of Shareholders' Equity -
 Years ended December 31, 1996 and 1997                                  F-

Statements of Cash Flows -
 Years ended December 31, 1996 and 1997                                  F-

Notes to Financial Statements                                            F-

--------------------------------------------------------------------------------



                          HEALTHY PLANET PRODUCTS, INC.

                          INDEPENDENT AUDITOR'S REPORT
                                       AND
                              FINANCIAL STATEMENTS

                           DECEMBER 31, 1997 AND 1996






--------------------------------------------------------------------------------

--------------------------------------------------------------------------------




                                    CONTENTS


                                                                           PAGE

INDEPENDENT AUDITOR'S REPORT...............................................F - 1


FINANCIAL STATEMENTS

     Balance sheets - December 31, 1997 and 1996...........................F - 2

     Statements of Operations -
         Years ended December 31, 1997 and 1996............................F - 4

     Statements of Shareholders' Equity -
         Years ended December 31, 1997 and 1996............................F - 5

     Statements of Cash Flows -
         Years ended December 31, 1997 and 1996............................F - 6

     Notes to Financial Statements.........................................F - 7





--------------------------------------------------------------------------------

INDEPENDENT AUDITOR'S REPORT



To the Board of Directors
Healthy Planet Products, Inc.


We have audited the accompanying balance sheets of Healthy Planet Products, Inc., as of December 31, 1997 and 1996, and the related statements of operations, shareholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Healthy Planet Products, Inc., as of December 31, 1997 and 1996, and the results of its operations and its cash flows for the years then ended, in conformity with generally accepted accounting principles.



                                                    /s/ MOSS ADAMS LLP

Santa Rosa, California
February 6, 1998

                                                                        Page F-1

                                                   HEALTHY PLANET PRODUCTS, INC.
                                                                  BALANCE SHEETS
                                                      December 31, 1997 and 1996
--------------------------------------------------------------------------------

                                     ASSETS

                                                         1997            1996
                                                     ----------       ----------
CURRENT ASSETS
     Cash and cash equivalents                       $3,286,100       $1,650,600
     Marketable securities                              250,000        1,989,300
     Accounts receivable                                754,300        1,003,400
     Inventories                                      1,541,000        1,418,000
     Prepaid expenses                                   115,700          125,200
     Deferred income taxes                              264,900          377,000
                                                     ----------       ----------
             Total current assets                     6,212,000        6,563,500
                                                     ----------       ----------
PROPERTY AND EQUIPMENT                                  851,400          454,800
                                                     ----------       ----------
OTHER ASSETS
     Deferred income taxes                              685,800        1,506,000
     Publishing rights                                  137,800           83,600
     Other                                              149,000          166,000
                                                     ----------       ----------
                                                        972,600        1,755,600
                                                     ----------       ----------
             Total assets                            $8,036,000       $8,773,900
                                                     ==========       ==========

The accompanying notes are an integral part of these financial statements.


--------------------------------------------------------------------------------
                                                                        Page F-2


                                                                HEALTHY PLANET PRODUCTS, INC.
                                                                   BALANCE SHEETS (Continued)
                                                                   December 31, 1997 and 1996
---------------------------------------------------------------------------------------------

                      LIABILITIES AND SHAREHOLDERS' EQUITY
                                                                       1997           1996
                                                                 ------------    ------------
CURRENT LIABILITIES
     Accounts payable                                            $    376,000    $    394,800
     Royalties payable                                                  4,600           7,400
     Commissions payable                                               94,200         118,000
     Income taxes payable                                                 800          21,000
     Series B preferred stock redemption and dividends payable        161,500          61,500
     Accrued wages, bonuses and payroll taxes                          47,000          70,600
     Accrued liabilities                                               20,300          48,500
     Current portion of long-term debt                                101,600            --
                                                                 ------------    ------------
             Total current liabilities                                806,000         721,800
                                                                 ------------    ------------
OTHER LIABILITIES
     Long-term debt, net of current portion                           142,800            --
     Accrued rent payable                                              85,600          40,500
                                                                 ------------    ------------
                                                                      228,400          40,500
                                                                 ------------    ------------

SHAREHOLDERS' EQUITY
     Common stock, $.01 par value, 12,000,000 shares
       authorized,  2,132,362 and 1,827,362 shares
       issued and outstanding, respectively                            21,300          18,300
     Preferred stock, with aggregate liquidation
       preference totaling $926,700                                    18,100          18,700
     Additional paid-in capital                                    13,127,100      12,308,200
     Accumulated deficit                                           (6,164,900)     (4,333,600)
                                                                 ------------    ------------
             Total shareholders' equity                             7,001,600       8,011,600
                                                                 ------------    ------------
             Total liabilities and shareholders' equity          $  8,036,000    $  8,773,900
                                                                 ============    ============

The accompanying notes are an integral part of these financial statements.

---------------------------------------------------------------------------------------------
                                                                                     Page F-3

                                                   HEALTHY PLANET PRODUCTS, INC.
                                                        STATEMENTS OF OPERATIONS
                                          Years Ended December 31, 1997 and 1996
--------------------------------------------------------------------------------


                                                       1997             1996
                                                   -----------      -----------
NET SALES                                          $ 4,099,600      $ 4,632,400
COST OF GOODS SOLD                                   2,484,600        1,965,500
                                                   -----------      -----------
GROSS PROFIT                                         1,615,000        2,666,900
                                                   -----------      -----------
OPERATING EXPENSES
        Selling, shipping and marketing              1,050,200          898,700
        General and administrative                   1,668,400        1,648,400
                                                   -----------      -----------
                                                     2,718,600        2,547,100
                                                   -----------      -----------
OPERATING INCOME (LOSS)                             (1,103,600)         119,800
                                                   -----------      -----------
OTHER INCOME (EXPENSE)
        Interest income                                144,500          158,400
        Other income                                    48,400          134,900
                                                   -----------      -----------
                                                       192,900          293,300
                                                   -----------      -----------
INCOME (LOSS) BEFORE INCOME TAXES                     (910,700)         413,100

PROVISION FOR INCOME TAXES                             933,100          161,000
                                                   -----------      -----------
NET INCOME (LOSS)                                   (1,843,800)         252,100

DIVIDENDS PAID AND ACCUMULATED
        ON PREFERRED STOCK                                --             (9,000)
                                                   -----------      -----------
INCOME (LOSS) APPLICABLE TO COMMON STOCK           $(1,843,800)     $   243,100
                                                   ===========      ===========
EARNINGS (LOSS) PER COMMON SHARE                   $     (0.97)     $      0.13
                                                   ===========      ===========
EARNINGS (LOSS) PER COMMON SHARE-
        ASSUMING DILUTION                          $     (0.97)     $      0.12
                                                   ===========      ===========


The accompanying notes are an integral part of these financial statements.

--------------------------------------------------------------------------------
                                                                        Page F-4

                                                   HEALTHY PLANET PRODUCTS, INC.
                                              STATEMENTS OF SHAREHOLDERS' EQUITY
                                                      December 31, 1997 and 1996
--------------------------------------------------------------------------------

                                                                              PREFERRED STOCK
                                                                -----------------------------------------------
                                             COMMON STOCK             SERIES B                  SERIES D
                                        ---------------------   -----------------------------------------------
                                          SHARES      AMOUNT     SHARES       AMOUNT        SHARES       AMOUNT
                                        ---------   ---------   ---------    ---------    ---------    --------
Balance, December 31, 1995             1,744,028   $  17,400         834    $     100      254,675    $  25,500
  Net income for the year ended
    December 31, 1996                       --          --          --           --           --           --
  Net unrealized loss on marketable
    securities                              --          --          --           --           --           --
  Conversion of Series D Preferred
    stock to common stock                 68,334         700        --           --        (68,334)      (6,900)
  Vesting of 4,000 restricted shares
    of common stock                         --          --          --           --           --           --
  Exercise of employee stock
    options                               15,000         200        --           --           --           --
  Dividends payable on Series B
    Preferred stock                         --          --          --           --           --           --
                                       ---------   ---------   ---------    ---------    ---------    ---------

Balance, December 31, 1996             1,827,362      18,300         834          100      186,341       18,600
  Net loss for the year ended
    December 31, 1997                       --          --          --           --           --           --
  Net unrealized gain on marketable
    securities                              --          --          --           --           --           --
  Redemption of Series B Preferred
    stock                                   --          --          (834)        (100)        --           --
  Conversion of Series D Preferred
    stock to common stock                  5,000        --          --           --         (5,000)        (500)
  Vesting of 4,000 restricted shares
    of common stock                         --          --          --           --           --           --
  Sale of common stock
    net of $76,000 issuance costs        300,000       3,000        --           --           --           --
                                       ---------   ---------   ---------    ---------    ---------    ---------

 Balance, December 31, 1997            2,132,362   $  21,300        --      $    --        181,341    $  18,100
                                       =========   =========   =========    =========    =========    =========



                                         ADDITIONAL
                                          PAID-IN       ACCUMULATED
                                          CAPITAL         DEFICIT
                                       ------------    -------------

Balance, December 31, 1995             $ 12,189,600    $ (4,522,200)
  Net income for the year ended
    December 31, 1996                          --           252,100
  Net unrealized loss on marketable
    securities                                 --            (2,000)
  Conversion of Series D Preferred
    stock to common stock                     6,200            --
  Vesting of 4,000 restricted shares
    of common stock                          22,500            --
  Exercise of employee stock
    options                                  89,900            --
  Dividends payable on Series B
    Preferred stock                            --           (61,500)
                                       ------------    ------------

Balance, December 31, 1996               12,308,200      (4,333,600)
  Net loss for the year ended
    December 31, 1997                          --        (1,843,800)
  Net unrealized gain on marketable
    securities                                 --            12,500
  Redemption of Series B Preferred
    stock                                   (99,900)           --
  Conversion of Series D Preferred
    stock to common stock                       500            --
  Vesting of 4,000 restricted shares
    of common stock                          22,300            --
  Sale of common stock
    net of $76,000 issuance costs           896,000            --
                                       ------------    ------------

 Balance, December 31, 1997            $ 13,127,100    $ (6,164,900)
                                       ============    ============

The accompanying notes are an integral part of these financial statements.

--------------------------------------------------------------------------------
                                                                        Page F-5

                                                          HEALTHY PLANET PRODUCTS, INC.
                                                               STATEMENTS OF CASH FLOWS
                                                 Years Ended December 31, 1997 and 1996
---------------------------------------------------------------------------------------
                                                                  1997           1996
                                                             ------------   -----------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)                                          $(1,843,800)   $   252,100
  Adjustments to reconcile net income (loss) to net
    cash used by operating activities:
     Depreciation and amortization                               202,300        188,100
     Vesting of restricted shares                                 22,500         22,500
     Deferred income taxes                                       932,300        140,000
     Net change in unrealized gains on cash equivalents and
       marketable securities                                      12,500           --
    Change in allowance for doubtful accounts and returns        (71,500)      (112,400)
    Loss on disposal of fixed assets                                --           12,500

    Changes in:
      Accounts receivable                                        320,600       (154,500)
      Inventories                                               (123,000)      (512,700)
      Prepaid expenses                                             9,500        (92,000)
      Accounts payable                                           (18,800)       100,900
      Royalties payable                                           (2,800)        (1,200)
      Commissions payable                                        (23,800)       (38,000)
      Income taxes payable                                       (20,200)        11,400
      Accrued wages, bonuses and payroll taxes                   (23,800)       (60,900)
      Accrued liabilities                                        (28,200)        30,600
      Accrued rent payable                                        45,100        (49,900)
                                                             -----------    -----------
        Net cash used by operating activities                   (611,100)      (263,500)
                                                             -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES
  Maturity of marketable securities                            1,989,300           --
  Other                                                           17,000       (150,800)
  Purchases of property and equipment                           (271,400)      (137,700)
  Purchases of marketable securities                            (250,000)    (1,991,300)
  Purchase of publishing rights                                 (127,300)       (38,200)
                                                             -----------    -----------
        Net cash provided (used) by investing activities       1,357,600     (2,318,000)
                                                             -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES
  Net proceeds from sale of common stock                         899,000           --
  Principal repayments on note payable                           (10,000)          --
  Proceeds from exercise of employee stock options                  --           90,000
                                                             -----------    -----------
        Net cash provided by financing activities                889,000         90,000
                                                             -----------    -----------
INCREASE (DECREASE) IN CASH AND
  CASH EQUIVALENTS                                             1,635,500     (2,491,500)
CASH AND CASH EQUIVALENTS
  Beginning of year                                            1,650,600      4,142,100
                                                             -----------    -----------

  End of year                                                $ 3,286,100    $ 1,650,600
                                                             ===========    ===========

The accompanying notes are an integral part of these financial statements.

---------------------------------------------------------------------------------------
                                                                               Page F-6

                                                   HEALTHY PLANET PRODUCTS, INC.
                                                   NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


NOTE 1 - DESCRIPTION OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING
         POLICIES

Description of operations - Healthy Planet Products, Inc., designs, publishes, markets and distributes greeting cards, stationery and other gift items throughout the United States and Canada. The Company's products are marketed to over 4,900 retail sales outlets. A small portion of Company sales are the result of direct response catalog sales. The majority of the Company's sales are in the Sierra Club's line of blank notes and holiday greeting cards.

Cash and cash equivalents and marketable securities - The Company considers all investments with maturities at the time of acquisition of three months or less to be cash equivalents. Marketable securities are classified as available-for-sale and are available to support current operations or to take advantage of other investment opportunities. Cash equivalents and marketable securities are stated at estimated fair value based upon market quotes and consist of CD's, money funds, and United States government and Federal agency securities. Unrealized gains and losses are computed on the basis of specific identification and are included in retained earnings. Realized gains and losses are included in other income. Interest earned is included in interest income.

Inventory - Inventory consists of unprinted paper, unbatched and batched greeting cards, stationary, and other gift items and is stated at the lower of cost (first-in, first-out method) or market.

Property and equipment - Property and equipment are stated at cost and are depreciated and amortized using the straight-line method over the estimated useful lives of the assets or over the period of the lease. Additions or improvements to property and equipment are capitalized at cost, while maintenance and repair expenditures are charged to operations. Estimated useful lives are as follows:


     Machinery, equipment and leasehold improvements         3  -   10 years
     Molds                                                           5 years
     Color separations                                               3 years
     Furniture and fixtures                                          5 years
     Computer software                                               5 years




Royalties - The Company pays royalties to licensers and artists for use of their names, logos and card designs based on actual volume of cards sold.

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

Publishing rights - Publishing rights consist of costs incurred to obtain images for use on the Company's products. Such costs are capitalized and amortized over three years.

--------------------------------------------------------------------------------
                                                                        Page F-7

                                                   HEALTHY PLANET PRODUCTS, INC.
                                       NOTES TO FINANCIAL STATEMENTS (Continued)
--------------------------------------------------------------------------------



NOTE 1 - DESCRIPTION OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Concentrations  of  risk -  Financial  instruments  potentially  subjecting  the
Company to concentrations of credit risk consist primarily of bank demand deposits in excess of FDIC insurance thresholds and trade receivable balances of the Company's largest customers. Cash equivalents consist of CD's, money funds, and United States government and Federal agency securities held at various financial institutions. The CD's are within FDIC insurance thresholds. Receivables are not collateralized, but the Company conducts frequent credit checks on customers with material balances.

Use of estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires the Company make estimates and assumptions affecting the reported amounts of assets, liabilities, revenues and expenses, and disclosure of contingent assets and liabilities. The amounts estimated could differ from actual results.

Advertising - Costs associated with the production of catalogs are capitalized and amortized over the expected life of the catalog of 1-2 years. Total capitalized catalog costs at December 31, 1997 and 1996 were $42,300 and $75,500, respectively. All other advertising costs are expensed as incurred. Advertising expense totaled $130,700 and $24,800 for the years ended December 31, 1997 and 1996, respectively.

Fair value of financial instruments - The following methods and assumptions were used by the Company in estimating its fair value disclosures for financial instruments:

Cash, CD's, and money funds: The carrying amount approximates fair value because of the short maturities of these instruments.

United States government and Federal agency securities: The fair value is estimated based on quoted market prices.

Long-term debt: Based on the borrowing rates currently available to the Company for loans with similar terms and average maturities, the fair value of long-term debt approximates cost.

Earnings (loss) per share - In 1997, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share". In February 1998, the Securities and Exchange Commission ("SEC") staff released Staff Accounting Bulletin ("SAB") No. 98, "Computations of Earnings per Share". SAB No. 98 revises prior SEC guidance concerning presentation of earnings per share information for companies going public, and requires all companies to present earnings per share for all periods for which income statement information is presented in accordance with SFAS No. 128. Earnings (loss) per common share were computed using the weighted average number of common shares outstanding. Earnings per common share assuming dilution were computed using the weighted average number of common shares and the common equivalent shares that would have been outstanding if the Company's dilutive potential shares had been issued. The treasury stock method was used to calculate the potential number of dilutive shares associated with the Company's outstanding stock options and warrants.

New accounting pronouncements - In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income", which establishes standards for reporting comprehensive income and its components (revenues, expenses, gains and losses) in financial statements. SFAS No. 130 requires classification of other comprehensive income in a financial statement, and the display of the accumulated balance of other comprehensive income separately form retained earnings and additional paid-in capital. SFAS No. 130 is effective for fiscal years beginning after December 15, 1997. The Company believes this pronouncement will not have a material effect on its financial statements.

--------------------------------------------------------------------------------
                                                                        Page F-8

                                                   HEALTHY PLANET PRODUCTS, INC.
                                       NOTES TO FINANCIAL STATEMENTS (Continued)
--------------------------------------------------------------------------------




NOTE  2 -     SHORT-TERM INVESTMENTS

Following is a summary of short-term investments included in cash equivalents and marketable securities:

                                                             Gross        Gross
                                                          Unrealized   Unrealized      Estimated
                                                            Holding      Holding         Fair
                                             Cost            Gains       Losses          Value
                                         -----------     -----------   -----------    -----------
December 31, 1997:
  Federal agency securities              $ 3,113,300    $    10,500    $      --      $ 3,123,800
                                         ===========    ===========    ===========
  Less short-term investments included
    in cash equivalents                                                                (2,873,800)
                                                                                      -----------

  Marketable securities                                                               $   250,000
                                                                                      ===========

December 31, 1996:
  U. S. Treasury securities              $ 1,241,200    $     1,300    $    (2,500)   $ 1,240,000
  Federal agency securities                  750,100           --             (800)       749,300
                                         -----------    -----------    -----------    -----------

                                         $ 1,991,300    $     1,300    $    (3,300)   $ 1,989,300
                                         ===========    ===========    ===========    ===========



There were no short-term investments considered cash equivalents at December 31, 1996.

All short-term investments mature within one year of December 31, 1997.


NOTE  3 -     ACCOUNTS RECEIVABLE

                                                        1997           1996
                                                    -----------    -----------

Accounts receivable                                 $ 1,004,800    $ 1,375,600
Officer receivable                                       43,000           --
Accrued interest                                         29,600         17,400
Income tax refund receivable                               --            5,000
Less allowances for doubtful accounts and returns      (323,100)      (394,600)
                                                    -----------    -----------
                                                    $   754,300    $ 1,003,400
                                                    ===========    ===========

--------------------------------------------------------------------------------
                                                                        Page F-9

                                                   HEALTHY PLANET PRODUCTS, INC.
                                       NOTES TO FINANCIAL STATEMENTS (Continued)
--------------------------------------------------------------------------------


NOTE  4 -     INVENTORIES

                                                         1997            1996
                                                      ----------     ----------

Raw Materials                                         $   24,600     $   85,300
Work-in-process                                        1,270,600        999,500
Finished goods                                           245,800        333,200
                                                      ----------     ----------
                                                      $1,541,000     $1,418,000
                                                      ==========     ==========


NOTE  5 -     PROPERTY AND EQUIPMENT

                                                         1997            1996
                                                     -----------    -----------

Machinery, equipment and leasehold improvements      $   718,400    $   647,200
Molds                                                    376,200            --
Color separations                                        284,900        206,500
Furniture and fixtures                                    72,700         72,700
Computer software                                         38,200         38,200
                                                     -----------    -----------

                                                       1,490,400        964,600
Less accumulated depreciation and amortization          (639,000)      (509,800)
                                                     -----------    -----------

                                                     $   851,400    $   454,800
                                                     ===========    ===========

NOTE  6 -     PUBLISHING RIGHTS

                                                         1997           1996
                                                     -----------    -----------

Publishing rights                                    $   542,300    $   415,000
Less accumulated amortization                           (404,500)      (331,400)
                                                     -----------    -----------

                                                     $   137,800    $    83,600
                                                     ===========    ===========

--------------------------------------------------------------------------------
                                                                       Page F-10

                                                   HEALTHY PLANET PRODUCTS, INC.
                                       NOTES TO FINANCIAL STATEMENTS (Continued)
--------------------------------------------------------------------------------

NOTE  7 -     PROVISION FOR INCOME TAXES

                                                           1997          1996
                                                        ----------    ----------
Provision for income taxes
   Federal                                                    --            --
   State                                                      800        21,000
                                                        ----------    ----------

                                                              800        21,000
                                                        ----------    ----------
Deferred
   Current                                                112,100       363,000
   Non-current                                            820,200      (223,000)
                                                        ----------    ----------
                                                          932,300       140,000
                                                        ----------    ----------

                                                        $ 933,100     $ 161,000
                                                        ==========    ==========


The difference between the actual income tax provision and the tax provision computed by applying the statutory federal income tax rate to earnings before taxes is attributable to the following:

                                                           1997         1996
                                                        ----------    ----------

Income tax provision (benefit)                            (34.0%)       34.0%
State taxes (benefit)                                      (4.4)         9.3
Change in deferred tax asset valuation allowance          128.4           -
Change in inventory reserve                                13.8         (4.1)
Change in allowance for doubtful accounts and returns      (2.4)       (11.8)
Non-deductible expenses                                     0.4          3.9
Other                                                       0.6          7.9
                                                        ----------    ----------
                                                          102.4%        39.2%
                                                        ==========    ==========

--------------------------------------------------------------------------------
                                                                       Page F-11

                                                   HEALTHY PLANET PRODUCTS, INC.
                                       NOTES TO FINANCIAL STATEMENTS (Continued)
--------------------------------------------------------------------------------

NOTE  7 -     PROVISION FOR INCOME TAXES (Continued)

At December 31, 1997, the Company had available net operating loss carryovers of approximately $6,230,500 to be applied against future federal taxable income. Due to a change in ownership during 1988, $2,638,000 of these amounts are subject to a Section 382 limitation of a maximum of $476,950 per year. If the Company does not generate sufficient income to use the maximum limitation, remaining amounts accumulate for use in future periods until the operating loss expires. The remaining net operating loss carryovers generated after 1988 are available to be used without yearly limitation. For federal tax purposes, net operating losses expire as follows:

                   Year Ending December 31,
                   ------------------------
                             2002                     $     2,638,600
                             2003                           1,222,000
                             2004                           1,299,100
                             2005                             383,300
                             2006                              31,700
                             2012                             655,800
                                                     --------------------
                                                      $     6,230,500
                                                     ====================

The Company has available approximately $25,500 of federal Alternative Minimum Tax credits which can be carried forward indefinitely and offset against future income taxes.

The Company has available approximately $326,000 of California net operating losses which can be carried forward and offset against future taxable income. These loss carryforwards expire in 2002.

Temporary differences and carryforwards which give rise to deferred tax assets at December 31, are as follows:


                                                         1997            1996
                                                     -----------     -----------
Accounts receivable allowances                       $   138,400     $   170,800
Inventory reserve                                        141,200          16,100
Benefits from net operating loss carryforward                --          187,400
Other                                                    (14,700)          2,700
                                                     -----------     -----------

Current deferred tax asset                           $   264,900     $   377,000
                                                     ===========     ===========

Depreciation and amortization                        $    21,100     $    23,500
Benefits from net operating loss carryforward          2,147,200       1,458,400
Valuation allowance                                   (1,500,000)            --
Other                                                     17,500          24,100
                                                     -----------     -----------

Non current deferred tax asset                       $   685,800     $ 1,506,000
                                                     ===========     ===========

--------------------------------------------------------------------------------
                                                                       Page F-12

                                                   HEALTHY PLANET PRODUCTS, INC.
                                       NOTES TO FINANCIAL STATEMENTS (Continued)
--------------------------------------------------------------------------------

NOTE  7 -     PROVISION FOR INCOME TAXES (Continued)

Management of the Company believes it is more likely than not that a portion of the federal net operating loss carryforwards will be utilized prior to expiration. A valuation allowance has been established against remaining federal net operating loss carryforwards.


NOTE  8 -     LINE OF CREDIT

The Company has available an unsecured revolving line of credit for up to $500,000 with interest at the bank's Index Rate plus .75%. This line matures May 31, 1998, and requires that the Company meet restrictions relating to key financial ratios. At December 31, 1997, the Company had no outstanding draws under this line-of-credit agreement.


NOTE  9 -     LONG-TERM DEBT

Long-term debt consists of an unsecured, non-interest bearing note payable to an officer due in monthly payments of $10,000, including imputed interest at an effective interest rate of 9.25%, for the purchase of molds used in the manufacture of hand crafted animal figurines. Principal maturities for succeeding years are as follows:

                Year Ending December 31,
                -----------------------
                          1998                      $    101,600
                          1999                           111,400
                          2000                            31,400
                                                   -------------
                                                    $    244,400
                                                   =============




--------------------------------------------------------------------------------
                                                                       Page F-13

                                                   HEALTHY PLANET PRODUCTS, INC.
                                       NOTES TO FINANCIAL STATEMENTS (Continued)
--------------------------------------------------------------------------------

NOTE 10 -     EARNINGS PER SHARE

                                                                      Year Ended December 31, 1997
                                                    -------------------------------------------------------------
                                                                                                       Per-Share
                                                         Loss                   Shares                  Amount
                                                    ------------------    ------------------    -----------------
Net loss                                             $    (1,843,800)
                                                    ================
Basic loss per share:
     Loss available to common shareholders           $    (1,843,800)             1,902,779             $   (0.97)
                                                                                                =================
Effect of dilutive securities                                      -                     -
                                                    ----------------      -----------------
Diluted loss per share:
     Loss available to common shareholders
        plus assumed conversions                     $    (1,843,800)            1,902,779              $   (0.97)
                                                    ================      =================     =================


Warrants to purchase 368,117 shares of common stock at a weighted average price per share of $4.45 and options to purchase 325,000 shares of common stock at a weighted average price per share of $6.19 were outstanding at December 31, 1997, but were not included in the computation of diluted earnings per share as the exercise prices were greater than the average market price of the common shares.

Preferred stock convertible into 181,341 shares of common stock were outstanding at December 31, 1997, but were not included in the computation of diluted earnings per share as the effect would be anti-dilutive.

--------------------------------------------------------------------------------
                                                                       Page F-14

                                                   HEALTHY PLANET PRODUCTS, INC.
                                       NOTES TO FINANCIAL STATEMENTS (Continued)
--------------------------------------------------------------------------------

NOTE 10 -     EARNINGS PER SHARE (Continued)

                                                                  Year Ended December 31, 1996
                                                  --------------------------------------------------------
                                                                                                 Per-Share
                                                     Income                 Shares                Amount
                                                  -----------------   --------------------  --------------
Net income                                        $        252,100
Less:  Preferred stock dividends                            (9,000)
                                                  ----------------
Basic earnings per share:
     Income available to common shareholders               243,100            1,823,612              0.13
                                                                                             ============

Effect of dilutive securities:
     Options                                                    -                31,125
     Convertible preferred stock                             9,000              190,011
                                                  ----------------     ----------------
Diluted earnings per share:
     Income available to common shareholders
       plus assumed conversions                   $        252,100            2,044,748      $       0.12
                                                  ================     ================      ============


Warrants to purchase 68,117 shares of common stock at a weighted average price per share of $5.31 and options to purchase 45,000 shares of common stock at a weighted average price per share of $7.60 were outstanding at December 31, 1996, but were not included in the computation of diluted earnings per share as the exercise prices were greater than the average market price of the common shares.

--------------------------------------------------------------------------------
                                                                       Page F-15

                                                   HEALTHY PLANET PRODUCTS, INC.
                                       NOTES TO FINANCIAL STATEMENTS (Continued)
--------------------------------------------------------------------------------

NOTE 11 -     COMMITMENTS

Leases - The Company leases office and warehouse space under an operating lease expiring April 2006, which includes scheduled base rent increases over the term of the lease. The total amount of the base rent payments is being charged to expense on the straight-line method over the term of the lease. Since the inception of the lease, the Company has recorded a deferred credit to reflect excess of rent expense over cash payments. Future minimum lease payments are as follows:

              Year Ending December 31,
              -----------------------
                        1998                    $        336,500
                        1999                             451,700
                        2000                             548,100
                        2001                             548,100
                        2002                             602,900
                     Thereafter                        1,959,500
                                                -----------------
                                                 $     4,446,800
                                                =================

Rent expense totaled $385,600 and $330,700 for the years ended December 31, 1997 and 1996, respectively.

Employment Agreements - The Company entered into employment agreements expiring through December 31, 2001, with four key employees. Compensation related to these agreements amount to $400,000 for the year ending December 31, 1997.

License Agreements - The Company has entered into licensing agreements with the Sierra Club, The Wilderness Society, The Marine Mammal Center, The Zoological Society of San Diego, The Humane Society of the United States and the Rainforest Action Network, expiring through December 31, 2005. The agreements call for royalty payments of 2% - 10% of net sales, as defined in the agreements, subject to minimum cumulative royalties of $3,708,800, over the life of these agreements. All agreements are cancelable with 30 to 60 days notice, as defined in the agreements. Management estimates that actual royalties on future sales will equal or exceed minimum royalties. Options exist to extend the terms of certain agreements. Sales under the Sierra Club agreement accounted for 70% and 82% of total sales for the years ended December 31, 1997 and 1996, respectively.


NOTE 12 -     MAJOR SUPPLIERS

During the year ended December 31, 1997, the Company made 31.8%, 20% and 13.2% of its purchases from three suppliers. Amounts due to suppliers included in accounts payable and accrued liabilities totaled $148,000 at December 31, 1997.

--------------------------------------------------------------------------------
                                                                       Page F-16

                                                   HEALTHY PLANET PRODUCTS, INC.
                                       NOTES TO FINANCIAL STATEMENTS (Continued)
--------------------------------------------------------------------------------

NOTE 13 -     CAPITAL STOCK

                                                                          1997           1996
                                                                      ------------   ------------
Series B, $.10 par value, with aggregate liquidation preference of
     $100,000, 14,250 shares authorized, 834 shares
     issued and outstanding at December 31, 1996                      $      --               100

Series D, $.10 par value, with aggregate liquidation preference of
     $926,700, 371,009 shares authorized, 181,341 and 186,341
     shares issued and outstanding, respectively                            18,100         18,600
                                                                      ------------   ------------

                                                                      $     18,100   $     18,700
                                                                      ============   ============

Series B Preferred stock is non-voting and convertible into common stock at the rate of 4.40 shares of common stock for each share of preferred stock. It has a liquidating preference of $120 per share plus any cumulative but unpaid dividends over the holders of common stock. The stock carries a cumulative annual dividend of $10.80 per share. The Company may redeem stock upon 60 days notice, plus cumulative but unpaid dividends, subject to the right of the stockholders to convert prior to the fixed date of redemption at $120 per share. During 1997, the Company exercised its right to redeem all outstanding shares and suspended the accumulation of dividends. At December 31, 1997, redemption and cumulative dividends payable totaled $161,500.

Series D Preferred stock has full voting rights at the rate of one vote per share and is convertible into common stock at the rate of one share of common stock for each share of preferred. The preferred stock has a liquidating preference of $5.11 per share and carries no dividend. During 1997, 5,000 shares of Series D Preferred stock were converted to common stock.


NOTE 14 -     STOCK OPTIONS AND WARRANTS

The Company has a stock option plan which provides for the granting of qualified and non-qualified stock options, incentive stock rights, stock appreciation rights and restricted shares to officers, key employees and its public relations firm to purchase up to an aggregate of 465,000 shares of common stock. No options shall be granted under the Plan after 2001. The Company also has a stock option plan which provides for the granting of stock options to non-employee directors and members of any advisory boards, as defined in the agreement, to purchase up to an aggregate of 75,000 shares of common stock. No options shall be granted under the plan after 2005. During 1997, 15,000 options were granted, no options were exercised, and no options were forfeited. At December 31, 1997, 310,000 common stock options were exercisable at a weighted-average exercise price of $6.31. In addition, 15,000 options become exercisable in 1998. The exercise prices of the options range from $3.69 to $10.50. Options have a remaining life of one to five years.

In 1991, 60,000 shares of restricted shares were issued to an officer, vesting at 4,000 shares per year. Each year a cash bonus of 60% of the fair-market value of the vested shares is paid to the officer for his income tax liability related to the income attributable to vesting of shares.

--------------------------------------------------------------------------------
                                                                       Page F-17

                                                   HEALTHY PLANET PRODUCTS, INC.
                                       NOTES TO FINANCIAL STATEMENTS (Continued)
--------------------------------------------------------------------------------

NOTE 14 -     STOCK OPTIONS AND WARRANTS (Continued)

The Company has issued common stock warrants which entitle the holder to purchase up to 8,117 shares of common stock at $7.20 per share through 1998.

In September 1996, the Company issued 60,000 common stock warrants exercisable at $5.0625 per share through 2001. The warrants become exercisable in 20,000 increments in September 1996, 1997 and 1998.

In September 1997, the Company issued 300,000 common stock warrants exercisable as follows: 100,000 warrants at $4.00 per share, 100,000 warrants at $4.25 per share, and 100,000 warrants at $4.50 per share.

The Company has adopted the disclosure only provision of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation." Accordingly, no compensation expense has been recognized for stock options and warrants issued during 1997 and 1996. Had compensation cost for the Company's options and warrants been determined based on the fair value at the grant date for awards in 1997 and 1996 consistent with the provisions of SFAS No. 123, the Company's net earnings (loss) and earnings (loss) per share would have changed to the pro forma amounts indicated below:

                                                        1997            1996
                                                   -------------    ------------

Net earnings (loss) - as reported                  $ (1,843,800)    $    243,100
Net earnings (loss)- pro forma                     $ (2,107,400)    $    184,100

Earnings (loss) per share - as reported            $      (0.97)    $       0.13
Earnings (loss) per share - pro forma              $      (1.11)    $       0.10

Diluted earnings (loss) per share - as reported    $      (0.97)    $       0.12
Diluted earnings (loss) per share - pro forma      $      (1.11)    $       0.09



The fair value of each option and warrant is estimated on date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in:

                                                        1997             1996
                                                   -------------    ------------

Dividends                                               None             None
Expected volatility                                   39.98%           41.24%
Risk free interest rate                                5.99%            6.64%
Expected life                                      4-5 years          4 years


Options issued during 1997 and 1996 have an estimated weighted average fair value of $1.68 and $2.38, respectively. Warrants issued during 1997 and 1996 have an estimated fair value of $1.31 and $2.09, respectively.

--------------------------------------------------------------------------------
                                                                       Page F-18

                                                   HEALTHY PLANET PRODUCTS, INC.
                                       NOTES TO FINANCIAL STATEMENTS (Continued)
--------------------------------------------------------------------------------

NOTE 14 -     STOCK OPTIONS AND WARRANTS (Continued)

The activity of the stock option plan and warrants is as follows:
                                                            Weighted-                          Weighted-
                                           Shares            Average          Shares            Average
                                            Under           Exercise           Under           Exercise         Restricted
                                          Warrants            Price           Options            Price            Shares
                                        --------------    --------------   --------------    --------------    ------------
Balance, December 31, 1995                      8,117       $   7.20          340,000       $   6.36              40,000
Granted                                        60,000           5.06           20,000           5.84                   -
Exercised                                           -                         (15,000)          4.75                   -
Forfeited                                           -                         (35,000)          6.25                   -
Vested                                              -                               -                             (4,000)
                                        --------------                     --------------                      ------------
Balance, December 31, 1996                     68,117           5.31          310,000           6.41              36,000
Granted                                       300,000           4.25           15,000           3.69                   -
Exercised                                           -                               -                                  -
Forfeited                                           -                               -                                  -
Vested                                              -                                                             (4,000)
                                        --------------                     --------------                      ------------
Balance, December 31, 1997                    368,117       $   4.45          325,000       $   6.19              32,000
                                        ==============                     ==============                      ============

NOTE 15 -     STATEMENTS OF CASH FLOWS

                                                        1997           1996
                                                   -------------   -------------
Cash paid during the year for:
     Interest                                       $        -      $        -
     Income taxes                                            -          21,900


Non-cash investing and financing activities for the year ended December 31, 1997, consisted of converting 5,000 shares of Series D Preferred stock to 5,000 shares of common stock, redemption of 834 shares of Series B Preferred stock for $100,000, which had not been paid as of December 31, 1997, and seller financed purchase of assets of $244,400. See note 9.

Non-cash investing and financing activities for the year ended December 31, 1996, consisted of converting 68,334 shares of Series D Preferred stock to 68,334 shares of common stock, and recording of $61,500 of dividends payable on Series B Preferred Stock.

--------------------------------------------------------------------------------
                                                                       Page F-19

                                                   HEALTHY PLANET PRODUCTS, INC.
                                       NOTES TO FINANCIAL STATEMENTS (Continued)
--------------------------------------------------------------------------------

NOTE 16 -     MAJOR CUSTOMER

Sales to a major customer was approximately $568,500 during the year ended December 31, 1997, representing 13.9% of total sales. At December 31, 1997, amounts due from this customer included in accounts receivable was $79,800.


NOTE 17 -     EMPLOYEE BENEFIT PLAN

The Company has a 401(k) profit sharing plan covering all employees meeting minimum service requirements. Plan contributions are discretionary. There were no employer contributions for the years ended December 31, 1997 and 1996.

--------------------------------------------------------------------------------
                                                                       Page F-20