Form 10KSB40/A
period 1997-12-31
HEALTHY PLANET PRODUCTS INC
filed 1998-04-03
CIK 768260

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-KSB/A
                                 Amendment No. 1
         (Mark One)

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


                       DOCUMENTS INCORPORATED BY REFERENCE

                                      None

Prefatory Note to Amendment No. 1 on Form 10-KSB/A

         Healthy Planet Products, Inc., (the "Company") has discovered two clerical errors in the Company's Annual Report on Form 10-KSB filed with the Securities and Exchange Commission on March 30, 1998 (the "Form 10-KSB"). This Amendment No. 1 on Form 10-KSB/A is being filed to: (i) amend and restate the signature page of the Form 10-KSB, for the purpose of correcting a typographical error which resulted in the inadvertent omission of the date on which the Form 10-KSB was signed; and (ii) include Exhibit 27, Financial Data Schedule, which was inadvertently omitted from the Form 10-KSB.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  HEALTHY PLANET PRODUCTS, INC.


                                  By \s\ Bruce A. Wilson
                                    -------------------------------------------
                                    Bruce A. Wilson
                                    Chairman, President, Chief Executive, Chief
                                    Operating and Chief Financial Officer, and
                                    Principal Accounting Officer
Dated:  March  30, 1998

         In accordance with the Exchange Act, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


 \s\ Bruce A. Wilson                                   March  30, 1998
----------------------------------
Bruce A. Wilson
 Chairman of the Board, President,
 Chief Executive, Chief Operating
 and Chief Financial Officer


 \s\ Robert Fagenson                                   March  30, 1998
----------------------------------
Robert Fagenson
 Director


 \s\ John V. Winfield                                  March  30, 1998
----------------------------------
John V. Winfield
 Director


 \s\ M. Scott Foster                                   March  30, 1998
----------------------------------
M. Scott Foster
 Director, Vice President-Sales


 \s\ Joseph F. Furlong III                             March  30, 1998
----------------------------------
Joseph F. Furlong III
 Director


 \s\ Daniel R. Coleman                                 March  30, 1998
----------------------------------
Daniel R. Coleman
 Director

                                   SIGNATURE

         In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, as of the 3rd day of April, 1998.


                                 HEALTHY PLANET PRODUCTS, INC.



                                 By: /s Bruce A. Wilson
                                    ----------------------------
                                        Bruce A. Wilson
                                    Chairman, President, Chief Executive,
                                    Chief Operating and Chief Financial Officer,
                                    and Principal Accounting Officer