Form 10QSB
period 1998-03-31
HEALTHY PLANET PRODUCTS INC
filed 1998-05-15
CIK 768260

U.S. SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB

/   X   /   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
-------     SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended March 31, 1998
                               --------------

                                       OR

/       /   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
-------     SECURITIES EXCHANGE ACT OF 1934


For the transition period from                      to
                               --------------------    --------------------

                            Commission File No. 1-13048
                                                -------

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

         As of May 8, 1998, there were issued and outstanding 2,287,362 shares of common stock of the registrant (exclusive of 26,341 shares of voting Series D Preferred Stock convertible into 186,341 shares of common stock).

Transitional Small Business Disclosure Format   Yes           No  X
                                                   ----         -----

                          HEALTHY PLANET PRODUCTS, INC.

                                      INDEX





                                                                            Page

Form 10-QSB Cover Page                                                        1

Index                                                                         2

PART I.   FINANCIAL INFORMATION

     Item 1.   Financial Statements

               Balance Sheet at March 31, 1998                                3

               Statements of Operations for the three-months ended
                  March 31, 1998 and 1997                                     5

               Statements of Cash Flows for the three-months ended
                  March 31, 1998 and 1997                                     6

               Notes to the Financial Statements                              7

     Item 2.   Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                        10



PART II.  OTHER INFORMATION

      Item 6.  Exhibits and Reports on Form 8-K                              13

      Signature                                                              13

                                     PART I
                              FINANCIAL INFORMATION

Item 1. Financial Statements


                          HEALTHY PLANET PRODUCTS, INC.

                                  BALANCE SHEET

                                     ASSETS


                                                                       March 31,
                                                                         1998
                                                                     -----------
                                                                     (Unaudited)
CURRENT ASSETS
     Cash and cash equivalents                                        $2,486,021
     Marketable securities                                                   333
     Accounts receivable - net of allowances for doubtful
          accounts and returns of $168,662                               916,679
     Inventories                                                       1,752,448
     Advance on royalties                                                318,602
     Prepaid expenses                                                    242,708
     Deferred income taxes                                               264,900
                                                                      ----------
          Total current assets                                         5,981,691
                                                                      ----------

PROPERTY AND EQUIPMENT, at cost, net of accumulated
     depreciation and amortization                                       810,100
                                                                      ----------

OTHER ASSETS
     Deferred income taxes                                               685,800
     Security deposits                                                    34,277
     Publishing rights - net of accumulated
          amortization of $423,782                                       124,207
     Other                                                               105,855
                                                                      ----------

          Total other assets                                             950,139
                                                                      ----------

TOTAL ASSETS                                                          $7,741,930
                                                                      ==========


                     The accompanying notes are an integral
                       part of these financial statements.

                          HEALTHY PLANET PRODUCTS, INC.

                      LIABILITIES AND SHAREHOLDERS' EQUITY


                                                                      March 31,
                                                                        1998
                                                                     -----------
                                                                     (Unaudited)
CURRENT LIABILITIES
     Accounts payable                                                $  280,178
     Royalties payable                                                   20,292
     Commissions payable                                                 42,039
     Series B preferred stock redemption and dividends payable          161,500
     Accrued wages, bonuses and payroll taxes                            57,581
     Accrued liabilities                                                  5,469
     Current portion of long-term debt                                  104,001
                                                                     ----------

          Total current liabilities                                     671,060
                                                                     -----------

OTHER LIABILITIES
     Long-term debt, net of current portion                             114,299
     Accrued rent payable                                                95,582
                                                                     -----------

                                                                        209,881
                                                                     -----------

SHAREHOLDERS' EQUITY
     Common stock, $.01 par value, 12,000,000 shares
       authorized, 2,287,362 shares issued and outstanding               22,874
     Preferred stock, Series D, $.10 par value, with
       aggregate liquidation preferences of $134,603,
       371,009 shares authorized, 26,341 issued and
       outstanding                                                        2,634

     Additional paid-in capital                                      13,141,087

     Accumulated deficit                                             (6,305,606)
                                                                     -----------

          Total shareholders' equity                                  6,860,989
                                                                     -----------
TOTAL LIABILITIES ANT) SHAREHOLDERS' EQUITY                          $7,741,930
                                                                     ===========



                     The accompanying notes are an integral
                       part of these financial statements.

                          HEALTHY PLANET PRODUCTS, INC.

                             STATEMENT OF OPERATIONS

                                   (Unaudited)





                                                    Three Months Ended March 31,
                                                    ----------------------------

                                                         1998            1997
                                                         ----            ----

NET SALES                                            $  977,258      $  828,281

COST OF GOODS SOLD                                      428,053         362,998
                                                     -----------     ----------
GROSS PROFIT                                            549,205         465,282

OPERATING EXPENSES
     Selling, shipping and marketing                    302,528         227,417
     General and administrative                         448,441         417,128
                                                     -----------     ----------
                                                        750,969         644,545
                                                     -----------     ----------

OPERATING LOSS                                         (201,764)       (179,263)
                                                     -----------     ----------

OTHER INCOME/EXPENSE:
     Interest expense                                    (3,705)          --
     Interest income                                     36,070          44,966
     Other income                                        28,678           4,643
                                                     -----------     ----------
                                                         61,043          49,609
                                                     -----------     ----------

LOSS BEFORE TAXES                                      (140,721)       (129,654)
PROVISION FOR INCOME TAXES                                 --             --
                                                     -----------     ----------

NET LOSS                                             $ (140,721)     $ (129,654)
                                                     ===========     ==========

BASIC AND DILUTED LOSS PER SHARE                     $     (.06)     $     (.07)
                                                     ===========     ==========

WEIGHTED AVERAGE COMMON
     SHARES OUTSTANDING                               2,237,362       1,827,362
                                                     ===========     ==========



   The accompanying notes are an integral part of these financial statements.

                                     HEALTHY PLANET PRODUCTS, INC.

                                        STATEMENT OF CASH FLOWS

                                              (Unaudited)


                                                                        Three Months Ended March 31,
                                                                        ----------------------------

                                                                         1998                 1997
                                                                         ----                 ----
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net Loss                                                       ($ 140,721)            ($129,654)
     Non-cash items included in net loss
         Depreciation and amortization                                  73,560                50,668
         Decrease in allowances for doubtful
             accounts and returns                                     (154,418)             (274,426)

     Changes in:
         Accounts receivables                                           (7,998)              550,030
         Inventories                                                  (211,423)             (383,543)
         Advance on royalties                                         (318,602)             (311,444)
         Prepald expenses                                             (126,982)              (51,653)
         Accounts payable                                              (95,811)               13,679
         Royalties payable                                              15,719                 1,204
         Commissions payable                                           (52,142)              (78,174)
         Income taxes payable                                             (800)              (16,300)
         Accrued wages, bonus & payroll taxes                           10,811               (27,269)
         Accrued liabilities                                           (14,834)              (26,831)
         Accrued rent payable                                            9,933                14,610
                                                                     ---------            ----------
         Net cash used by operating activities                      (1,013,708)             (669,103)
                                                                     ---------            ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
         Sales/Purchases of marketable securities                      249,667               (25,614)
         Purchase of equipment & color separations                     (13,052)              (30,124)
         Other assets                                                    3,147               (42,925)
                                                                     ---------            ----------
         Net cash provided (used) by investing activities              239,762               (98,663)
                                                                     ---------            ----------

CASH FLOWS FROM FINANCING ACTIVITIES
         Principal repayments on note payable                          (26,095)                    -
                                                                     ---------            ----------

         Net cash used by financing activities                         (26,095)                    -
                                                                     ---------            ----------


DECREASE IN CASH AND CASH EQUIVALENTS                                 (800,041)             (767,766)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                       3,286,062             1,650,711
                                                                     ---------            ----------
CASH AND CASH EQUIVALENTS, END OF PERIOD                             2,486,021            $  882,945
                                                                     =========            ==========


SUPPLEMENTARY CASH FLOW INFORMATION INCLUDES THE FOLLOWING.
     Cash paid during the period for:
         Interest                                                    $   3,705            $      -
         Income taxes                                                $   1,600            $   16,300

        The accompanying notes are an integral part of these statements.

                          HEALTHY PLANET PRODUCTS. INC.

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

NOTE 2- INVENTORIES


        Inventories consist of the following:
                                                                     March 31,
                                                                       1998
                                                                   -----------

              Raw materials                                        $    38,010
              Work-in-process                                        1,176,307
              Finished goods                                           538,131
                                                                   -----------
                                                                     1,752,448
                                                                   ===========

NOTE 3- PROPERTY AND EQUIPMENT

        Property and equipment consist of the following:
                                                                     March 31,
                                                                       1998
                                                                   -----------

              Machinery, equipment and leasehold improvements      $   719,830
              Molds                                                    381,113
              Color separations                                        291,630
              Furniture and fixtures                                    72,664
              Computer software                                         38,171
                                                                   -----------

                                                                     1,503,408





              Less accumulated depreciation and amortization          (693,308)
                                                                   -----------
                                                                   $   810,100
                                                                   ===========

                          HEALTHY PLANET PRODUCTS, INC.

                                   (Unaudited)

NOTE 4 - INCOME TAXES

          At March 31, 1998 the Company had available net operating loss carryovers of approximately $6,230,500 to be applied against future federal taxable income. Due to a change in ownership during 1988, $2,638,000 of these amounts are subject to a Section 382 limitation of a maximum of $476,950 per year. If the Company does not generate sufficient income to use the maximum limitation, remaining amounts accumulate for use in future periods until the operating loss expires. The remaining net operating loss carryovers generated after 1988 are available to be used without yearly limitation. For federal tax purposes, net operating losses expire as follows:



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

                          HEALTHY PLANET PRODUCTS, INC.

                                   (Unaudited)



NOTE 5 - EARNINGS PER SHARE

                                                                     Three Months Ended March 31, 1998
                                                                     ---------------------------------
                                                                                                  Pre-Share
                                                                   Loss              Shares        Amount
                                                                   ----              ------      ---------
Net loss                                                          ($140,721)
                                                                  ----------
Basic loss per share:
     Loss available to common shareholders                        ($140,721)       2,237,362       ($.06)
                                                                                                   ------
Effect of dilutive securities                                            --              --
                                                                  ----------      ----------

Diluted loss per share:
     Loss available to common shareholders
         plus assumed conversions                                 ($140,721)       2,237,362       ($.06)
                                                                  ==========      ==========       ======

Warrants to purchase 368,117 shares of common stock at a weighted average price per share of $4.45 and options to purchase 325,000 shares of common stock at a weighted average price per share of $6.19 were outstanding at March 31, 1998, but were not included in the computation of diluted earnings per share as the exercise prices were greater than the average market price of the common shares.

Preferred stock convertible into 26,341 shares of common stock were outstanding at March 31, 1998, but were not included in the computation of diluted earnings per share as the effect would be anti-dilutive.

Item 2.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF

                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS




Special Note Regarding Forward-Looking Statements

         Certain statements in this Form 10-QSB, including information set forth under this Item 2 "Management's Discussion and Analysis of Financial Condition and Results of Operations" constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Act"). Healthy Planet Products, Inc. (the "Company") desires to avail itself of certain "safe harbor" provisions of the Act and is therefore including this special note to enable the Company to do so. Forward-looking statements included in this Form 10-QSB or hereafter included in other publicly available documents filed with the Securities and Exchange Commission, reports to the Company's stockholders and other publicly available statements issued or released by the Company involve known and unknown risks, uncertainties, and other factors which could cause the Company's actual results, performance (financial or operating) or achievements to differ from the future results, performance (financial or operating) achievements expressed or implied by such forward looking statements. Such future results are based upon management's best estimates based upon current conditions and the most recent results of operations. These include management's forecasts for sales, the inrease in net sales for the three month period ended March 31, 1998, purchasing plans and programs of certain large chain buyers relating to holiday product recently experienced decline in gross margin as well as marginal increases in general and administrative expenses, the recent adverse trend in the general retail environment, general economic conditions, competition generally and specifically relating to greeting cards having environmental, nature or wildlife themes and the ability of the Company to sustain consumer demand for the Company's principal Sierra Club card line. In addition, the ability of the Company to enhance and expand its product mix and to successfully introduce new products which will meet with consumer acceptance may also affect future results. The Company to date has been materially dependent upon the efforts of Messrs. Bruce Wilson and M. Scott Foster, who constitute the Company's core senior management. The loss of either Mr. Wilson's or Mr. Foster's services may have a materially adverse effect upon the business or operations of the Company.

Sales

              For the three months ended March 31, 1998, the Company's net sales amounted to $977,258 which reflected an increase of $148,977 or 17.9% versus the prior year level of $828,281. An increase of $85,000 or 10.3% was due to the introduction of a new collectibles product line with the balance of the increase coming from a private label bookmark program offset in part by a 17.9% decline in counter card business.

Gross Profit

            For the three months ended March 31, 1998, gross profit amounted to $549,205 or 56.1% of sales. For the comparable prior year quarter, gross profit amounted to$465,282 or 56.1% of sales.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF

Operating Expenses

                   For the three months ended March 31, 1998, selling, shipping and marketing expenses amounted to $302,528 reflecting an increase versus the prior year's level of $75,111 or 33%. Increased advertising, promotion, and travel costs associated with the new product launch accounted for the quarter to quarter increase.

           General and administrative expenses amounted to $448,441 for the three months ended March 31, 1998, reflecting an increase of $31,313 or 7.5% versus the prior year quarter of $417,128. Decreases in legal fees and insurance costs were offset by increased manpower costs associated with the acquisition of the collectibles line.

Income

                An operating loss of $201,764 or ($.09) per share was incurred for the three months ended March 31, 1998. Interest and other income of $61,043 reduced the operating loss to result in a net loss of $140,721 or ($.06) per share. For the prior year quarter, the net loss amounted to $129,654 or ($.07) per share. Increased operating costs associated with the new collectibles line resulted in the current year quarter's loss.

Balance Sheet

                Total assets amounted to $7,741,930 as of March 31, 1998 reflecting a decrease versus the December 31, 1997 level of $8,036,000 or $294,070. The period to period decrease was a result of decreased cash offset in part by increased accounts receivables, inventories, royalty advances and prepaid expenses. Total current liabilities amounted to $671,060 as of March 31, 1998 versus the December 31, 1997 level of $806,000. The decrease was a result of the paydown of seasonal commissions and trade payables during the quarter.

Liquidity and Capital Resources

            At March 31, 1998, the Company's working capital was $5,310,631 reflecting a decrease of $95,369 versus working capital at December 31, 1997 of $5,406,000. Cash of $1,013,708 was used during the period to support operating activities. Cash of $9,905 was used for capital expenditures - mainly separations for new card images for 1998. Cash of $26,095 was used to pay a note related to the Corlett Collectibles acquisition.

             The present primary sources of the Company's liquidity has been cash internally generated from operations, proceeds obtained by the Company through the public sale of its securities, and the availability of a secured line of credit. The Company has a $500,000 secured line of credit from Westamerica Bank. The Cmpany draws on this line from time to time on a short term basis. As of March 31, 1998, there was no outstanding amount under this line of credit.

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

                           PART II. OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K

          a. Exhibits

             None

          b. Reports on Form 8-K


                 During the quarter ended March 31, 1998, there were no reports on Form 8-K filed by the Registrant.





                                   SIGNATURES

               In accordance with the requirements of the Securities Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   HEALTHY PLANET PRODUCTS, INC.
                                           (Registrant)

 DATED: May 15, 1998               by: /s/ Bruce A. Wilson
                                       --------------------------------------
                                        Bruce A. Wilson
                                   President, Chief Executive, Chief Operating
                                   and Chief Financial Officer.