Form 10QSB
period 1998-06-30
HEALTHY PLANET PRODUCTS INC
filed 1998-08-14
CIK 768260

U.S. SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB

/  X  /  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
------
         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1998

                                       OR

/      / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
------
         SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________________ to__________________________

                           Commission File No. 1-13048

                          HEALTHY PLANET PRODUCTS, INC.
             (Exact name of registrant as specified in its charter)

            Delaware                                    92-2601764
--------------------------------         ---------------------------------------
(State or other jurisdiction of          (I.R.S. Employer Identification Number)
  incorporation or organization)

1700 Corporate Circle, Petaluma, California               94954
-------------------------------------------             ----------
(Address of principal executive offices)                (Zip Code)

Registrant's telephone number, including area code:           (707) 778-2280
------------------------------------------------------------------------------

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

                  Yes    X                                  No
                     ---------                                 --------

As of August 7, 1998, there were issued and outstanding 2,282,368 shares of common stock of the registrant (exclusive of 31,335 shares of voting Series D Preferred Stock convertible into 31,335 shares of common stock).

     Transitional Small Business Disclosure Format  Yes        No  X
                                                       -----     -----

                          HEALTHY PLANET PRODUCTS, INC.

                                      INDEX





                                                                            Page
                                                                            ----

Form 10-QSB Cover Page                                                         1

Index                                                                          2

PART I. FINANCIAL INFORMATION

         Item 1. Financial Statements

                 Balance Sheet at June 30, 1998                                3

                 Statements of Operations for the three-months ended           5
                     and six months ended June 30, 1998 and 1997

                 Statements of Cash Flows for the three-months ended           6
                     and six months ended June 30, 1998 and 1997

                 Notes to the Financial Statements                             7

         Item 2. Management's Discussion and Analysis of Financial            12
                     Condition and Results of Operations


PART II. OTHER INFORMATION

         Item 4. Submission of Matters to a Vote of Securityholders           15

         Item 6. Exhibits and Reports on Form 8-K                        15 & 16

         Signature                                                            16

                                     PART I
                              FINANCIAL INFORMATION

Item 1. Financial Statements

                          HEALTHY PLANET PRODUCTS, INC.

                                  BALANCE SHEET

                                     ASSETS


                                                                       June 30,
                                                                         1998
                                                                     -----------
                                                                     (Unaudited)

CURRENT ASSETS
     Cash and cash equivalents                                        $2,499,568
     Marketable securities                                                   333
     Accounts receivable - net of allowances for doubtful
         accounts and returns of $140,310                                486,180
     Inventories                                                       1,311,974
     Advance on royalties                                                239,413
     Prepaid expenses                                                    210,016
     Deferred income taxes                                               264,900
                                                                     -----------

                  Total current assets                                 5,012,384
                                                                     -----------

PROPERTY AND EQUIPMENT, at cost, net of accumulated
     depreciation and amortization                                       809,930
                                                                     -----------

OTHER ASSETS
     Deferred income taxes                                               385,800
     Security deposits                                                    34,277
     Publishing rights - net of accumulated
         amortization of $443,562                                        114,827
     Other                                                               107,198
                                                                     -----------

                  Total other assets                                     642,102
                                                                     -----------

TOTAL ASSETS                                                          $6,464,416
                                                                     ===========

                     The accompanying notes are an integral
                       part of these financial statements.

                          HEALTHY PLANET PRODUCTS, INC.

                      LIABILITIES AND SHAREHOLDERS' EQUITY

                                                                      June 30,
                                                                        1998
                                                                   ------------
                                                                    (Unaudited)

CURRENT LIABILITIES
     Accounts payable                                              $    260,542
     Royalties payable                                                   14,858
     Commissions payable                                                 36,577
     Series B preferred stock redemption and dividends payable          161,500
     Accrued wages, bonuses and payroll taxes                            42,860
     Accrued liabilities                                                 25,466
     Current portion of long-term debt                                  104,001
                                                                   ------------

                  Total current liabilities                             645,804

OTHER LIABILITIES
     Long-term debt, net of current portion                              47,740
     Accrued rent payable                                               105,515
                                                                   ------------

                                                                        799,059
                                                                   ------------

SHAREHOLDERS' EQUITY
     Common stock, $.01 par value, 12,000,000 shares
         authorized, 2,282,368 shares issued and outstanding             22,823
     Preferred stock, Series D, $.10 par value, with
         aggregate liquidation preferences of $160,122,
         371,009 shares authorized, 31,335 issued and outstanding         3,134

     Additional paid-in capital                                      13,320,278

     Accumulated deficit                                             (7,680,878)
                                                                   ------------

                  Total shareholders' equity                          5,665,357
                                                                   ------------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                         $  6,464,416
                                                                   ============

                     The accompanying notes are an integral
                       part of these financial statements.

                                                    HEALTHY PLANET PRODUCTS, INC.

                                                      STATEMENTS OF OPERATIONS

                                                             (Unaudited)

                                                              Three Months Ended June 30,              Six Months Ended June 30,
                                                            -------------------------------         -------------------------------

                                                               1998                1997                1998                1997
                                                            -----------         -----------         -----------         -----------
NET SALES                                                   $   739,740         $   884,912         $ 1,716,998         $ 1,713,193

COST OF GOODS SOLD                                              934,940             416,775           1,362,993             779,773
                                                            -----------         -----------         -----------         -----------

GROSS PROFIT (LOSS)                                            (195,200)            468,137             354,005             933,420
                                                            -----------         -----------         -----------         -----------

OPERATING EXPENSES
     Selling, shipping and marketing                            280,399             230,628             582,927             458,045
     General and administrative                                 478,892             373,156             927,333             790,284
                                                            -----------         -----------         -----------         -----------
                                                                759,291             603,784           1,510,260           1,248,329
                                                            -----------         -----------         -----------         -----------

OPERATING LOSS                                                 (954,491)           (135,647)         (1,156,255)           (314,909)

OTHER INCOME/EXPENSE
     Interest expense                                            (6,441)               --               (10,146)               --
     Interest income                                             27,993              28,439              64,063              73,405
     Other income                                                37,307                  28              65,985               4,671
                                                            -----------         -----------         -----------         -----------
                                                                 58,859              28,467             119,902              78,076
                                                            -----------         -----------         -----------         -----------

LOSS BEFORE TAXES                                              (895,632)           (107,180)         (1,036,353)           (236,833)

PROVISION FOR INCOME TAXES                                      300,000             222,000             300,000             222,000
                                                            -----------         -----------         -----------         -----------

NET LOSS                                                    $(1,195,632)        $  (329,180)        $(1,336,353)        $  (458,833)
                                                            ===========         ===========         ===========         ===========

BASIC AND DILUTED LOSS PER SHARE                            $     (0.52)        $     (0.18)        $     (0.59)        $     (0.25)

WEIGHTED AVERAGE COMMON
     SHARES OUTSTANDING                                       2,282,368           1,827,362           2,257,367           1,827,362
                                                            ===========         ===========         ===========         ===========


                                               The accompanying notes are an integral
                                                 part of these financial statements.

                                                    HEALTHY PLANET PRODUCTS, INC.

                                                      STATEMENTS OF CASH FLOWS

                                                             (Unaudited)

                                                                        Three Months Ended June 30,       Six Months Ended June 30,
                                                                        ---------------------------     ---------------------------

                                                                            1998            1997           1998              1997
                                                                        -----------     -----------     -----------     -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net Loss                                                           $(1,195,632)    $  (329,180)    $(1,336,353)    $  (458,833)
     Non-cash items included in net loss
         Depreciation and amortization                                       74,094          48,761         147,654          99,429
         Decrease in allowances for
              doubtful accounts and returns                                 (28,352)        (21,961)       (182,770)       (296,387)
         Change in inventory reserves                                       346,000          81,000         346,000          81,000
         Decrease in deferred income taxes                                  300,000         217,920         300,000         217,920

     Changes in:
         Accounts receivables                                               458,851          (6,644)        450,853         543,386
         Inventories                                                         94,474        (141,223)       (116,949)       (524,766)
         Advances on royalties                                               79,189          85,594        (239,413)       (225,850)
         Prepaid expenses                                                    32,692          45,099         (94,290)         (6,554)
         Accounts payable                                                   (19,636)       (163,860)       (115,447)       (150,181)
         Royalties payable                                                   (5,434)          1,400          10,285           2,604
         Commissions payable                                                 (5,462)          5,719         (57,604)        (72,455)
         Accrued wages, bonus and payroll taxes                             (14,721)        (16,988)         (3,910)        (44,257)
         Income taxes payable                                                  --              --              (800)        (16,300)
         Accrued liabilities                                                 19,997         (14,327)          5,163         (41,158)
         Accrued rent payable                                                 9,933          10,660          19,866          25,270
                                                                        -----------     -----------     -----------     -----------
         Net cash (used) provided by operating activities                   145,993        (198,030)       (867,715)       (867,132)
                                                                        -----------     -----------     -----------     -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
         Sales/Purchases of marketable securities                              --            18,798         249,667          (6,816)
         Purchases of equipment and color separations                       (53,539)        (32,758)        (66,591)        (62,882)
         Security deposits                                                     --             2,075            --             2,075
         Other                                                              (12,348)        (15,510)         (9,201)        (58,436)
         Net cash (used) provided by investing activity                     (65,887)        (27,395)        173,875        (126,059)
                                                                        -----------     -----------     -----------     -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
         Principal repayments on note payable                               (66,559)           --           (92,654)           --
                                                                        -----------     -----------     -----------     -----------
         Net cash used by financing activities                              (66,559)           --           (92,654)           --
                                                                        -----------     -----------     -----------     -----------

INCREASE/(DECREASE) IN CASH AND CASH
     EQUIVALENTS                                                             13,547        (225,425)       (786,494)       (993,191)
CASH AND CASH EQUIVALENTS,
     BEGINNING OF PERIOD                                                  2,486,021         882,945       3,286,062       1,650,711
                                                                        -----------     -----------     -----------     -----------
CASH AND CASH EQUIVALENTS,
     END OF  PERIOD                                                     $ 2,499,568     $   657,520     $ 2,499,568     $   657,520
                                                                        ===========     ===========     ===========     ===========

SUPPLEMENTARY CASH FLOW INFORMATION INCLUDES THE FOLLOWING:

         Cash paid during the period for:
              Interest                                                  $     6,441     $         0     $    10,146     $         0
              Income taxes                                              $         0     $     4,080     $     1,600     $    20,380


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

NOTE 2 - INVENTORIES

Inventories consist of the following:
                                                                     June 30,
                                                                       1998
                                                                   -----------
         Raw materials                                             $    40,670
         Work-in-process                                               870,843
         Finished goods                                                400,461
                                                                   -----------
                                                                   $ 1,311,974
                                                                   ===========

NOTE 3 - PROPERTY AND EQUIPMENT

Property and equipment consist of the following:
                                                                     June 30,
                                                                       1998
                                                                   -----------
         Machinery, equipment and leasehold improvements           $   727,397
         Molds                                                         418,553
         Color separations                                             300,162
         Furniture and fixtures                                         72,664
         Computer software                                              38,171
                                                                   ------------
                                                                     1,556,947

         Less accumulated depreciation and amortization               (747,017)
                                                                   ------------
                                                                   $   809,930
                                                                   ============

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

The provision for income taxes at June 30, 1998 consists of a valuation allowance on deferred taxes.

As of January 1, 1998 the Company had available net operating loss carryovers of approximately $6,230,500 to be applied against future federal taxable income. Due to a change in ownership during 1988, $2,638,000 of these amounts are subject to a Section 382 limitation of a maximum of $476,950 per year. If the Company does not generate sufficient income to use the maximum limitation, remaining amounts accumulate for use in future periods until the operating loss expires. The remaining net operating loss carryovers generated after 1988 are available to be used without yearly limitation. For federal tax purposes, net operating losses expire as follows:


                  Year Ending December 31,
                  ------------------------
                           2002                              $2,638,600
                           2003                               1,222,000
                           2004                               1,299,100
                           2005                                 383,300
                           2006                                  31,700
                           2012                                 655,800
                                                            -----------
                                                             $6,230,500


The Company has available approximately $25,500 of federal Alternative Minimum Tax credits which can be carried forward indefinitely and offset against future income taxes.

The Company has available approximately $326,000 of California net operating losses which can be carried forward and offset against future taxable income. These loss carryforwards expire in 2002.

                          HEALTHY PLANET PRODUCTS, INC.

                                   (Unaudited)



NOTE 4.  INCOME TAXES (continued)

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

         Net operating loss carryforwards                  $ 2,147,200
         AMT carryforwards                                      25,500
         Other                                                 278,000
                                                           -----------
                                                             2,450,700

         Valuation allowance on net operating
              loss carryforwards                            (1,800,000)

         Deferred income taxes expected to be
              utilized currently                              (264,900)
                                                           -----------
         Deferred income taxes                             $   385,800
                                                           ===========

                         HEALTHY PLANET PRODUCTS, INC.

                                   (Unaudited)

NOTE 5. - EARNINGS PER SHARE

                                                Three Months Ended June 30, 1998
                                               ---------------------------------

                                                                       Per-Share
                                                 Loss        Shares      Amount
                                             ------------   ---------   --------
Net loss                                     $(1,195,632)
                                             ============
Basic loss per share:
    Loss available to common shareholders    $(1,195,632)   2,282,368   $  (.52)

Effect of dilutive securities                       --           --        --
                                             ------------   ---------   --------

Diluted loss per share:
    Loss available to common shareholders
         plus assumed conversions            $(1,195,632)   2,282,368   $  (.52)
                                             ============   =========   ========


                                                Six Months Ended June 30, 1998
                                               ---------------------------------
                                                                       Per-Share
                                                 Loss        Shares      Amount
                                             ------------   ---------   --------
Net loss                                     $(1,336,353)
                                             ============
Basic loss per share:
    Loss available to common shareholders    $(1,336,353)   2,257,367   $  (.59)

Effect of dilutive securities                     --             --        --
                                             ------------   ---------   --------

Diluted loss per share:
    Loss available to common shareholders
         plus assumed conversions            $(1,336,353)   2,257,367   $  (.59)
                                             ============   =========   ========


Warrants to purchase 368,117 shares of common stock at a weighted average price per share of $4.45 and options to purchase 325,000 shares of common stock at a weighted average price per share of $6.19 were outstanding at June 30, 1998, but were not included in the computation of diluted earnings per share as the exercise prices were greater than the average market price of the common shares.

Preferred stock convertible into 31,335 shares of common stock were outstanding at June 30, 1998, but were not included in the computation of diluted earnings per share as the effect would be anti-dilutive.

                          HEALTHY PLANET PRODUCTS, INC.

                                   (Unaudited)
NOTE 5.

                                                Three Months Ended June 30, 1997
                                                -------------------------------
                                                                       Per-Share
                                                  Loss         Shares    Amount
                                                ---------    ---------  -------
Net loss                                        $(329,180)
                                                =========
Basic loss per share:
    Loss available to common shareholders       $(329,180)   1,827,362  $  (.18)

Effect of dilutive securities                        --           --      --
                                                ---------    ---------  -------

Diluted loss per share:
    Loss available to common shareholders       $(329,180)   1,827,362  $  (.18)
                                                =========    =========  =======


                                                 Six Months Ended June 30, 1997
                                                -------------------------------
                                                                      Per-Share
                                                  Loss        Shares    Amount
                                                ---------    ---------  -------
Net loss                                        $(458,833)
                                                =========
Basic loss per share:
    Loss available to common shareholders       $(458,833)   1,827,362  $  (.25)

Effect of dilutive securities                        --           --      --
                                                ---------    ---------  -------

Diluted loss per share:
    Loss available to common shareholders
         plus assumed conversions               $(458,833)   1,827,362  $  (.25)
                                                =========    =========  =======


Warrants to purchase 68,117 shares of common stock at a weighted average price per share of $5.31 and options to purchase 310,000 shares of common stock at a weighted average price per share of $6.31 were outstanding at June 30, 1997, but were not included in the computation of diluted earnings per share as the exercise prices were greater than the average market price of the common shares.

Preferred stock convertible into 190,010 shares of common stock were outstanding at June 30, 1997, but were not included in the computation of diluted earnings per share as the effect would be anti-dilutive.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF

                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Special Note Regarding Forward-Looking Statements

Certain statements in this Form 10-QSB, including information set forth under this Item 2 "Management's Discussion and Analysis of Financial Condition and Results of Operations" constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Act"). Healthy Planet Products, Inc. (the "Company") desires to avail itself of certain "safe harbor" provisions of the Act and is therefore including this special note to enable the Company to do so. Forward-looking statements included in this From 10-QSB or hereafter included in other publicly available documents filed with the Securities and Exchange Commission, report to the Company's stockholders and other publicly available statements issued or released by the Company involve known and unknown risks, uncertainties, and other factors which could cause the Company's actual results, performance (financial or operating) or achievements to differ from the future results, performance (financial or operating) achievements expressed or implied by such forward looking statements. Such future results are based upon management's best estimates based upon current conditions and the most recent results of operations. These include management's forecasts for sales, the increase in net sales for the six month period ended June 30, 1998, purchasing plans and programs of certain large chain buyers relating to holiday product recently experienced decline in gross margin as well as marginal increases in general and administrative expenses, the recent adverse trend in the general retail environment, general economic conditions, competition generally and specifically relating to greeting cards having environmental, nature or wildlife themes and the ability of the Company to sustain consumer demand for the Company's principal Sierra Club card line. In addition, the ability of the Company to enhance and expand its product mix and to successfully introduce new products which will meet with consumer acceptance may also affect future results.

Sales

For the six months ended June 30, 1998, the Company's net sales amounted to $1,716,998 which reflected a marginal increase versus last year's six month results of $1,713,193 or 0.2%. Revenues from the collectibles line accounted for $181,000 or 10.5% of revenues to date. Factoring out Collectibles revenues from our paper lines finished the six month period down 10.3% below last year's levels.

For the three months ended June 30, 1998, the Company's net sales amounted to $739,740 representing a shortfall of $145,172 versus last year's three month results of $884,912 or 16.4%. Revenues from the Collectibles line accounted for $97,000 of the quarter's sales or 13.1%. Excluding Collectibles revenues for the quarter fell by $242,172 or 27.4%.

Gross Profit

For the six months ended June 30, 1998, gross profit amounted to $354,005 or 20.6% of sales. For the comparable prior year period, gross profit amounted to $933,420 or 54.4% of sales. The decline at gross margin was a result of a close-out sale combined with a provision for obsolete inventory depressing current year's gross margin by $576,000. Without the provision for obsolete inventory and close-out

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
sale, gross profit would have amounted to $930,005 or 54.2% of revenues.

For the three months ended June 30, 1998, a loss at gross profit was incurred in the amount of $195,200. Factoring out the impact of a close-out sale and obsolete inventory provision made during the current three month period of $576,000 gross profit would have been $380,800 or 51.5% versus last year's quarter of $468,137 or 52.9%.

Operating Expenses

For the six months ended June 30, 1998, selling, shipping and marketing expenses amounted to $582,987 reflecting an increase of $124,882 versus the prior year's level of $458,045 or 27.2%. Increased commissions, advertising and travel costs associated with the new collectibles line accounted for the year to year increase.

For the three months ended June 30, 1998, selling, shipping and marketing expenses amounted to $280,399 reflecting an increase of $49,771 or 21.5% over the previous year's level of $230,628. Increased commissions, advertising and travel costs associated with the new product launch accounted for the year to year increase.

General and administrative expenses amounted to $927,333 for the six months ended June 30, 1998, reflecting an increase of $137,049 or 17.3% versus the prior year period of $790,284. Increased professional fees and the addition of personnel for the new collectibles line accounted for the year to year increase.

General and administrative expenses amounted to $478,892 for the three months ended June 30, 1998, reflecting an increase of $105,736 or 28.3% versus the prior year quarter of $373,156. Increased professional fees and the addition of personnel for the new collectibles line accounted for the year to year increase.

Income

An operating loss of $1,156,255 or $.51 per share was incurred for the six months ended June 30, 1998. Net interest and other income of $119,902 reduced the operating loss to result in a net loss of $1,036,353 or $.46 per share. For the prior year period, the operating loss amounted to $314,909 or $.17 per share and loss before taxes amounted to $236,833. Increased operating costs associated with the new collectibles line, the close-out slow-moving inventory and the write down of obsolete inventory resulted in the six month loss. Net loss for the six months ended June 30, 1998 amounted to $1,336,353 or $.59 per share, compared to the prior year's net loss of $458,833 or $.25 per share. During the current quarter a $300,000 valuation allowance was placed on deferred tax assets. Under Statement of Financial Accounting Standard No. 109, "Accounting for Income Taxes", a valuation allowance is recognized to

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
offset a deferred tax asset if the eventual realization of all or a portion of the asset is uncertain. Due to the loss for the six months ended June 30, 1998, the realization of tax benefits from net operating loss carryforwards expected to be used in 1998 is not assured. The amount of the valuation allowance will be reviewed and may be adjusted on a quarterly basis.

Balance Sheet

Total assets at June 30, 1998 amounted to $6,464,416 which reflected a decrease versus the prior year level of $8,036,000 by $1,571,584 or 19.6%. A decline in cash, fixed assets, deferred taxes, receivables, and inventories were offset in part by increases in fixed assets, prepaid expenses and royalties to result in the period to period decline. Total current liabilities amounted to $645,804 as of June 30, 1998 versus the December 31, 1997 level of $806,000. The decrease was a result of the paydown of accrued seasonal commissions and trade payables during the six month period.

Liquidity and Capital Resources

At June 30, 1998, the Company's working capital was $4,366,580 reflecting a decrease of $1,039,420 versus the working capital at December 31, 1997 of $5,406,000. Cash of $867,715 was used during the period to support operating activities. Cash of $75,792 was used for capital expenditures - mainly separations and publishing rights for new card images for 1998. Cash of $92,654 was used to pay a note related to the Corlett Collectibles acquisition.

The present primary sources of the Company's liquidity has been cash internally generated from operations, proceeds obtained by the Company through the private sale of its securities, and the availability of a secured line of credit. The Company has a $500,000 secured line of credit from Westamerica Bank. The Company draws on this line from time to time on a short term basis. As of June 30, 1998, there was no outstanding amount under this line of credit.

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

                           PART II. OTHER INFORMATION


Item 4.       Submission of Matters to a Vote of Securityholders

              On August 5, 1998 the Company held its Annual Meeting of Shareholders. At the Meeting, the sole item of business was the election of two
(2) Class 1 Directors to the Board of Directors of the Company. The two (2) Directors elected as Class 1 Directors and the percentage of the votes (both in person and by proxy) was as follows:

                  Name of Director                        For           Withheld
                  ----------------                        ---           --------

                  Bruce A. Wilson                         95.1%             4.9%

                  William J. Nance                        95.1%             4.9%

At the meeting, 68.1% of all Common Stock and Series D Preferred Stock issued and outstanding and entitled to vote were present in person or by proxy.

              The Board of Directors elected Mr. Robert D. Sweitzer, Ph.D. as a Class 3 Director to fill the vacancy on the Board that existed by reason of the resignation of Joseph F. Furlong III.

              The following individuals comprise the entire Board of Directors and occupy the class indicated opposite his name:

                  Name of Director                        Class
                  ----------------                        -----
                  Bruce A. Wilson                           1
                  William J. Nance                          1
                  Daniel R. Coleman                         2
                  Michael G. Zybala                         2
                  John V. Winfield                          3
                  Robert D. Sweitzer                        3

Item 6.           Exhibits and Reports on Form 8-K
                  --------------------------------

              a)  Exhibits

                  None

              b)  Reports on Form 8-K


              During the quarter ended June 30, 1998, the following reports on Form 8-K were filed by the Registrant.

                     PART II. OTHER INFORMATION (continued)
                     --------------------------------------
              b)  Reports on Form 8-K   (continued)

Date of Report              Item Reported             Description
--------------                                        -----------
April 6, 1998     Item 6.   Resignation of            Resignation of Robert Fagenson
                            Registrant's Directors    as Director

June 16, 1998     Item 6.   Resignation of            Resignation of Joseph F. Furlong III
                            Registrant's Directors    as Director

June 23, 1998     Item 5.   Other Events              Election of Michael G. Zybala as Director

                                   SIGNATURES
                                   ----------

In accordance with the requirements of the Securities Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                    HEALTHY PLANET PRODUCTS, INC.
                                             Registrant)

DATED:  August _____, 1998          by:      /s/ Bruce A. Wilson
                                      -------------------------------

                                             Bruce A. Wilson
                                    President, Chief Executive, Chief Operating and Chief Financial Officer.