Form 10QSB
period 1998-09-30
HEALTHY PLANET PRODUCTS INC
filed 1998-11-13
CIK 768260

U.S. SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB

/  X  /  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
------   SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended September 30, 1998

                                       OR

/      / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
 ------  SECURITIES EXCHANGE ACT OF 1934


For the transition period from                      to
                               ---------------------   -------------------------

                           Commission File No. 1-13048

                          HEALTHY PLANET PRODUCTS, INC.
             ------------------------------------------------------
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

As of November 2, 1998, there were issued and outstanding 2,282,368 shares of common stock of the registrant (exclusive of 31,335 shares of voting Series D Preferred Stock convertible into 31,335 shares of common stock).


    Transitional Small Business Disclosure Format    Yes          No   X
                                                         -----       -----

                          HEALTHY PLANET PRODUCTS, INC.
                          -----------------------------

                                      INDEX
                                      -----



                                                                                               Page
                                                                                               ----
Form 10-QSB Cover Page                                                                          1


Index                                                                                           2

PART I.       FINANCIAL INFORMATION
-----------------------------------

         Item 1.         Financial Statements

                         Balance Sheet at September 30, 1998                                    3

                         Statements of Operations for the three-months ended                    5
                             and nine months ended September 30, 1998 and 1997

                         Statements of Cash Flows for the three-months ended                    6
                             and nine months ended September 30, 1998 and 1997

                         Notes to the Financial Statements                                      7

         Item 2.         Management's Discussion and Analysis of Financial                     12
                             Condition and Results of Operations


PART II.     OTHER INFORMATION
------------------------------

         Item 6.         Exhibits and Reports on Form 8-K                                      15

         Signature                                                                             15


                                     PART I
                              FINANCIAL INFORMATION

Item 1.  Financial Statements

                          HEALTHY PLANET PRODUCTS, INC.
                          -----------------------------

                                  BALANCE SHEET
                                  -------------

                                     ASSETS
                                     ------

                                                                   September 30,
                                                                        1998
                                                                    (Unaudited)
                                                                   ------------
CURRENT ASSETS
     Cash and cash equivalents                                     $  2,258,382
     Marketable securities                                                  333
     Accounts receivable - net of allowances for doubtful
         accounts and returns of $226,594                               729,004
     Inventories                                                        774,185
     Advance on royalties                                               120,523
     Prepaid expenses                                                   110,246
     Deferred income taxes                                              264,900
                                                                   ------------

                  Total current assets                                4,257,573
                                                                   ------------
PROPERTY AND EQUIPMENT, at cost, net of accumulated
     depreciation and amortization                                      772,760
                                                                   ------------
OTHER ASSETS
     Deferred income taxes                                              185,800
     Security deposits                                                   34,277
     Publishing rights - net of accumulated
         amortization of $463,788                                       100,442
     Other                                                              103,660
                                                                   ------------

                  Total other assets                                    424,179
                                                                   ------------
TOTAL ASSETS                                                       $  5,454,512
                                                                   ============


                     The accompanying notes are an integral
                       part of these financial statements.

                          HEALTHY PLANET PRODUCTS, INC.
                          -----------------------------

                            BALANCE SHEET (continued)
                            -------------

                      LIABILITIES AND SHAREHOLDERS' EQUITY
                      ------------------------------------
                                                                                September 30,
                                                                                    1998
                                                                                ------------
                                                                                 (Unaudited)
CURRENT LIABILITIES
     Accounts payable                                                           $    330,560
     Royalties payable                                                                22,924
     Commissions payable                                                              78,138
     Series B preferred stock redemption and dividends payable                       161,500
     Accrued wages, bonuses and payroll taxes                                         65,625
     Accrued liabilities                                                               4,662
     Current portion of long-term debt                                               108,899
                                                                                ------------

                  Total current liabilities                                          772,308

OTHER LIABILITIES
     Long-term debt, net of current portion                                           17,148
     Accrued rent payable                                                            115,448
                                                                                ------------

                                                                                     904,904
                                                                                ------------

SHAREHOLDERS' EQUITY
     Common stock, $.01 par value, 12,000,000 shares
         authorized, 2,282,368 shares issued and outstanding                          22,823
     Preferred stock, Series D, $.10 par value, with
         aggregate liquidation preferences of $160,122,
         371,009 shares authorized, 31,335 issued and outstanding                      3,134

     Additional paid-in capital                                                   13,320,278

     Accumulated deficit                                                          (8,796,627)
                                                                                ------------

                  Total shareholders' equity                                       4,549,608
                                                                                ------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                      $  5,454,512
                                                                                ============


                     The accompanying notes are an integral
                       part of these financial statements.

                                       HEALTHY PLANET PRODUCTS, INC.
                                       -----------------------------

                                          STATEMENTS OF OPERATIONS
                                          ------------------------

                                                (Unaudited)





                                            Three Months Ended Sept. 30,      Nine Months Ended Sept. 30,
                                            ------------------------------    ----------------------------

                                                1998              1997            1998             1997
                                            ------------      ------------    ------------     -----------
NET SALES                                   $  1,034,654      $  1,425,463    $  2,751,652     $ 3,138,656

COST OF GOODS SOLD                             1,119,734           792,356       2,482,727       1,572,129
                                            ------------      ------------    ------------     -----------

GROSS PROFIT (LOSS)                              (85,080)          633,107         268,925       1,566,527
                                            ------------      ------------    ------------     -----------

OPERATING EXPENSES
     Selling, shipping and marketing             366,824           344,615         949,751         802,660
     General and administrative                  524,098           437,361       1,451,431       1,227,645
                                            ------------      ------------    ------------     -----------
                                                 890,922           781,976       2,401,182       2,030,305
                                            ------------      ------------    ------------     -----------

OPERATING LOSS                                  (976,002)         (148,869)     (2,132,257)       (463,778)

OTHER INCOME/EXPENSE
     Interest expense                             (4,306)             --           (14,452)           --
     Interest income                              31,780            43,211          95,843         116,616
     Other income                                 32,779               467          98,764           5,138
                                            ------------      ------------    ------------     -----------
                                                  60,253            43,678         180,155         121,754
                                            ------------      ------------    ------------     -----------

LOSS BEFORE TAXES                               (915,749)         (105,191)     (1,952,102)       (342,024)

PROVISION FOR INCOME TAXES                       200,000              --           500,000         222,000
                                            ------------      ------------    ------------     -----------

NET LOSS                                   ($  1,115,749)    ($    105,191)  ($  2,452,102)   ($   564,024)
                                            ============      ============    ============     ===========

BASIC AND DILUTED LOSS PER SHARE                  ($0.49)           ($0.06)         ($1.08)         ($0.31)

WEIGHTED AVERAGE COMMON
     SHARES OUTSTANDING                        2,282,368         1,827,362       2,265,701       1,827,362
                                            ============      ============    ============     ===========


                                    The accompanying notes are an integral
                                      part of these financial statements.

                                               HEALTHY PLANET PRODUCTS, INC.
                                               -----------------------------

                                                 STATEMENTS OF CASH FLOWS
                                                 ------------------------

                                                        (Unaudited)


                                                           Three Months Ended Sept. 30,       Nine Months Ended Sept. 30,
                                                           -----------------------------      ---------------------------

                                                               1998             1997              1998            1997
                                                           ------------      -----------      ------------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net Loss                                              ($1,115,749)      ($  105,191)     ($2,452,102)    ($  564,024)
     Non-cash items included in net loss
         Depreciation and amortization                          77,834            52,797          225,488         152,226
         Increase/(Decrease) in allowances for
              doubtful accounts and returns                     86,284            62,518          (96,486)       (233,869)
         Change in inventory reserves                          319,000             --             665,000          81,000
         Decrease in deferred income taxes                     200,000             --             500,000         217,920

     Changes in:
         Accounts receivables                                 (329,108)         (489,607)         121,745          53,779
         Inventories                                           218,789           121,002          101,840        (403,764)
         Advances on royalties                                 118,890            97,179         (120,523)       (128,671)
         Prepaid expenses                                       99,770            (7,641)           5,480         (14,195)
         Accounts payable                                       69,316           147,262          (46,131)         (2,919)
         Royalties payable                                       8,066             5,770           18,351           8,374
         Commissions payable                                    41,561            59,136          (16,043)        (13,319)
         Accrued wages, bonus and payroll taxes                 22,765            44,692           18,855             435
         Income taxes payable                                    --                --                (800)        (16,300)
         Accrued liabilities                                   (20,804)           (4,630)         (15,641)        (45,788)
         Accrued rent payable                                    9,933             9,933           29,799          35,203
                                                           ------------      -----------      ------------    -----------
         Net cash used by operating activities                (193,453)           (6,780)      (1,061,168)       (873,912)
                                                           ------------      -----------      ------------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
         Sales of marketable securities                          --              979,919          249,667         973,103
         Purchases of equipment and color separations          (20,338)          (29,343)         (86,929)        (92,225)
         Security deposits                                       --                --               --              2,075
         Other                                                  (1,701)          (10,902)         (10,902)        (75,908)
                                                           ------------      -----------      ------------    -----------
         Net cash (used)/provided by investing activities      (22,039)         (933,104)         151,836        (807,045)
                                                           ------------      -----------      ------------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
         Principal repayments on note payable                  (25,694)            --            (118,348)          --
                                                           ------------      -----------      ------------    -----------
         Net cash used by financing activities                 (25,694)            --            (118,348)          --
                                                           ------------      -----------      ------------    -----------


INCREASE/(DECREASE)  IN CASH
     AND CASH EQUIVALENTS                                     (241,186)          926,324       (1,027,680)        (66,867)
CASH AND CASH EQUIVALENTS,
     BEGINNING OF PERIOD                                     2,499,568           657,520        3,286,062       1,650,711
                                                           ------------      -----------      ------------    -----------
CASH AND CASH EQUIVALENTS,
     END OF PERIOD                                          $2,258,382        $1,583,844       $2,258,382      $1,583,844
                                                           ============      ===========      ============    ===========


SUPPLEMENTARY CASH FLOW INFORMATION INCLUDES THE FOLLOWING:

         Cash paid during the period for:
              Interest                                      $    4,306        $        0       $   14,452      $        0
              Income taxes                                  $        0        $        0       $    1,600      $   20,380


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

NOTE 2 - INVENTORIES

Inventories consist of the following:
                                                                  September 30,
                                                                       1998
                                                                  -------------

         Raw materials                                            $     62,162
         Work-in-process                                               393,988
         Finished goods                                                318,035
                                                                  -------------
                                                                  $    774,185
                                                                  =============
NOTE 3 - PROPERTY AND EQUIPMENT

Property and equipment consist of the following:
                                                                  September 30,
                                                                       1998
                                                                  -------------
         Machinery, equipment and leasehold improvements          $    727,397
         Molds                                                         436,422
         Color separations                                             302,632
         Furniture and fixtures                                         72,664
         Computer software                                              38,171
                                                                  -------------
                                                                     1,577,286

         Less accumulated depreciation and amortization               (804,526)
                                                                  -------------
                                                                  $    772,760
                                                                  =============

                          HEALTHY PLANET PRODUCTS, INC.
                          -----------------------------

                    NOTES TO FINANCIAL STATEMENTS (continued)
                    -----------------------------

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

The provision for income taxes at September 30, 1998 consists of a valuation allowance on deferred taxes.

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


                  Year Ending December 31,

                           2002                              $2,638,600
                           2003                               1,222,000
                           2004                               1,299,100
                           2005                                 383,300
                           2006                                  31,700
                           2012                                 655,800
                                                            -----------
                                                             $6,230,500
                                                            ===========

The Company has available approximately $25,500 of federal Alternative Minimum Tax credits which can be carried forward indefinitely and offset against future income taxes.

The Company has available approximately $326,000 of California net operating losses which can be carried forward and offset against future taxable income. These loss carryforwards expire in 2002.

                          HEALTHY PLANET PRODUCTS, INC.
                          -----------------------------

                    NOTES TO FINANCIAL STATEMENTS (continued)
                    -----------------------------

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

         Net operating loss carryforwards                            $2,147,200
         AMT carryforwards                                               25,500
         Other                                                          278,000
                                                                     ----------
                                                                      2,450,700

         Valuation allowance on net operating
              loss carryforwards                                     (2,000,000)

         Deferred income taxes expected to be
              utilized currently                                       (264,900)
                                                                     -----------
         Deferred income taxes                                       $  185,800
                                                                     ===========

                                       HEALTHY PLANET PRODUCTS, INC.
                                       -----------------------------

                                 NOTES TO FINANCIAL STATEMENTS (continued)
                                 -----------------------------

                                                (Unaudited)

NOTE 5. - EARNINGS PER SHARE
                                                                 Three Months Ended September 30, 1998
                                                                 -------------------------------------

                                                                                                  Per-Share
                                                                Loss              Shares           Amount
                                                            ------------        ---------          -------
     Net loss                                               ($1,115,749)
                                                            ============
     Basic loss per share:
         Loss available to common shareholders              ($1,115,749)        2,282,368          ($.49)

     Effect of dilutive securities                               --                --                 --
                                                            ------------        ---------          -------

     Diluted loss per share:
         Loss available to common shareholders
              plus assumed conversions                      ($1,115,749)        2,282,368          ($.49)
                                                            ============        =========          =======

                                                                 Nine Months Ended September 30, 1998
                                                                 ------------------------------------

                                                                                                  Per-Share
                                                               Loss               Shares           Amount
                                                            ------------        ---------          -------
     Net loss                                               ($2,452,102)
                                                            ============
     Basic loss per share:
         Loss available to common shareholders              ($2,452,102)        2,265,701          ($1.08)

     Effect of dilutive securities                               --                --                 --
                                                            ------------        ---------          -------

     Diluted loss per share:
         Loss available to common shareholders
              plus assumed conversions                      ($2,452,102)        2,265,701          ($1.08)
                                                            ============        =========          =======

Warrants to purchase 368,117 shares of common stock at a weighted average price per share of $4.45 and options to purchase 350,000 shares of common stock at a weighted average price per share of $5.88 were outstanding at September 30, 1998, but were not included in the computation of diluted earnings per share as the exercise prices were greater than the average market price of the common shares.

Preferred stock convertible into 31,335 shares of common stock were outstanding at September 30, 1998, but were not included in the computation of diluted earnings per share as the effect would be anti-dilutive.

                                    HEALTHY PLANET PRODUCTS, INC.
                                    -----------------------------

                              NOTES TO FINANCIAL STATEMENTS (continued)
                              -----------------------------

                                             (Unaudited)


NOTE 5.
                                                             Three Months Ended September 30, 1997
                                                             -------------------------------------

                                                                                            Per-Share
                                                               Loss            Shares        Amount
                                                            ----------       ---------       -------
     Net loss                                               ($105,191)
                                                            ==========
     Basic loss per share:
         Loss available to common shareholders              ($105,191)       1,827,362       ($.06)

     Effect of dilutive securities                              --              --              --
                                                            ----------       ---------       -------

     Diluted loss per share:
         Loss available to common shareholders              ($105,191)       1,827,362       ($.06)
                                                            ==========       =========       =======

                                                              Nine Months Ended September 30, 1997
                                                              ------------------------------------

                                                                                            Per-Share
                                                               Loss            Shares        Amount
                                                            ----------       ---------       -------

     Net loss                                               ($564,024)
                                                            ==========
     Basic loss per share:
         Loss available to common shareholders              ($564,024)       1,827,362       ($.31)

     Effect of dilutive securities                              --              --              --
                                                            ----------       ---------       -------

     Diluted loss per share:
         Loss available to common shareholders
              plus assumed conversions                      ($564,024)       1,827,362       ($.31)
                                                            ==========       =========       =======

Warrants to purchase 68,117 shares of common stock at a weighted average price per share of $5.31 and options to purchase 325,000 shares of common stock at a weighted average price per share of $6.19 were outstanding at September 30, 1997, but were not included in the computation of diluted earnings per share as the exercise prices were greater than the average market price of the common shares.

Preferred stock convertible into 186,341 shares of common stock were outstanding at September 30, 1997, but were not included in the computation of diluted earnings per share as the effect would be anti-dilutive.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                     ---------------------------------------

                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  ---------------------------------------------


Special Note Regarding Forward-Looking Statements

Certain statements in this Form 10-QSB, including information set forth under this Item 2 "Management's Discussion and Analysis of Financial Condition and Results of Operations" constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Act"). Healthy Planet Products, Inc. (the "Company") desires to avail itself of certain "safe harbor" provisions of the Act and is therefore including this special note to enable the Company to do so. Forward-looking statements included in this From 10-QSB or hereafter included in other publicly available documents filed with the Securities and Exchange Commission, report to the Company's stockholders and other publicly available statements issued or released by the Company involve known and unknown risks, uncertainties, and other factors which could cause the Company's actual results, performance (financial or operating) or achievements to differ from the future results, performance (financial or operating) achievements expressed or implied by such forward looking statements. Such future results are based upon management's best estimates based upon current conditions and the most recent results of operations. These include management's forecasts for sales, the decrease in net sales for the nine month period ended September 30, 1998, purchasing plans and programs of certain large chain buyers relating to holiday product recently experienced decline in gross margin as well as marginal increases in general and administrative expenses, the recent adverse trend in the general retail environment, general economic conditions, competition generally and specifically relating to greeting cards having environmental, nature or wildlife themes and the ability of the Company to sustain consumer demand for the Company's principal Sierra Club card line. In addition, the ability of the Company to enhance and expand its product mix and to successfully introduce new products which will meet with consumer acceptance may also affect future results.

Sales

For the nine months ended September 30, 1998, the Company's net sales amounted to $2,751,652 which reflected a decrease of $387,004 versus last year's nine month results of $3,138,656 or 12.3%. Revenues from the Collectibles line amounted to $343,421 or 10.9% of revenues to date. Factoring out Collectibles, revenues from the paper lines of the Company finished the nine month period down 23.3% below last year's levels.

For the three months ended September 30, 1998, the Company's net sales amounted to $1,034,654 representing a decrease of $390,809 compared to the prior year's three month results of $1,425,463 or 27.4%. Revenues from the Collectibles line accounted for $161,928 of the quarter's sales or 15.6%. Excluding Collectibles, revenues for the quarter fell by $552,737 or 38.8%.

Gross Profit

For the nine months ended September 30, 1998, gross profit amounted to $268,925 or 9.8% of sales. For the comparable prior year period, gross profit amounted to $1,566,527 or 49.9% of sales. The

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                     ---------------------------------------

            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
            ---------------------------------------------

Gross Profit   (continued)

decline at gross margin was a result of a close-out sale combined with a provision for obsolete inventory depressing current year's margin by $1,045,000. Without the provision for obsolete inventory and close-out sale, gross profit would have amounted to $1,313,925 or 47.8% of sales.

For the three months ended September 30, 1998, a loss at gross profit was incurred in the amount of $85,080. For the comparable prior year period, gross profit amounted to $633,107 or 44.4% of sales. During the quarter an additional provision of $319,000 for obsolete inventory was made. This combined with lower sales or fixed overhead costs accounted for the period to period decline at gross margin.

Operating Expenses

For the nine months ended September 30, 1998, selling, shipping and marketing expenses amounted to $949,751 reflecting an increase of $147,091 versus the prior year's level of $802,660 or 18.3%. Increased commissions, advertising and travel costs associated with the new collectibles line accounted for the year to year increase.

For the three months ended September 30, 1998, selling, shipping and marketing expenses amounted to $366,824 reflecting an increase of $22,209 over the previous year's level of $344,615 or 6.4%. Decreased commissions were offset by increases in advertising and travel costs associated with the new product launch.

General and administrative expenses amounted to $1,451,431 for the nine months ended September 30, 1998, reflecting an increase of $223,786 or 18.2% versus the prior year period $1,227,645. Increased professional fees and the addition of personnel for the new collectibles line accounted for the year to year increase.

General and administrative expenses amounted to $524,098 for the three months ended September 30, 1998, reflecting an increase of $86,737 or 19.8% versus the prior year quarter of $437,361. Increased professional fees and the addition of people for the new collectibles line accounted for the year to year increase.

Income

An operating loss of $2,132,257 or $.94 per share was incurred for the nine months ended September 30, 1998. Interest and other income of $180,155 reduced the operating loss to result in a net loss before income taxes of $1,952,102 or $.86 per share. For the prior year period, the net loss before income taxes amounted to $342,024 or $.19 per share. Lower sales, increased operating costs associated with the new collectibles line, the close-out of slow-moving inventory and the write down of obsolete inventory resulted in the nine month loss. Net loss for the nine months ended September 30, 1998 amounted to $2,452,102 or $1.08 per share, compared to the prior year's net loss of $564,024 or $.31 per share. During the nine month period a $500,000 valuation allowance was placed on deferred tax assets. Under

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                     ---------------------------------------

            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
            ---------------------------------------------

Income   (continued)

Statement of Financial Accounting Standard No. 109, "Accounting for Income Taxes", a valuation allowance is recognized to offset a deferred tax asset if the eventual realization of all or a portion of the asset is uncertain. Due to the loss for the nine months ended September 30, 1998, the realization of tax benefits from net operating loss carryforwards is not assured. The amount of the valuation allowance will be reviewed and may be adjusted on a quarterly basis.

Balance Sheet

Total assets at September 30, 1998 amounted to $5,454,512 which reflected a decrease versus the December 31, 1997 level of $8,036,000 by $2,581,488 or 32.1%. A decline in cash, inventories, prepaid assets, and receivables were offset in part by increases in fixed assets, prepaid assets and royalties to result in the period to period decline. Total current liabilities amounted to $772,308 as of September 30, 1998 versus the December 31, 1997 level of $806,000. The decrease was a result of the paydown of commissions and trade payables offset by increases in royalties due.

Liquidity and Capital Resources

At September 30, 1998, the Company's working capital was $3,485,265 reflecting a decrease of $1,920,735 versus working capital at December 31, 1997 of $5,406,000. Cash of $1,061,168 was used during the period to support operating activities. Cash of $97,831 was used for capital expenditures - separations and publishing rights for new card images for 1998 and collectible molds for 1999. Cash of $118,348 was used to pay a note related to the Corlett Collectibles acquisition.

The present primary sources of the Company's liquidity has been cash internally generated from operations, proceeds obtained by the Company through the private sale of its securities, and the availability of a secured line of credit. The Company has a $500,000 secured line of credit from Westamerica Bank. The Company draws on this line from time to time on a short term basis. As of September 30, 1998, there was no outstanding amount under this line of credit.

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

                           PART II. OTHER INFORMATION
                           --------------------------


Item 6.           Exhibits and Reports on Form 8-K
                  --------------------------------

                  a)  Exhibits

                      None

                  b)  Reports on Form 8-K


                  During the quarter ended September 30, 1998, the following reports on Form 8-K were filed by the Registrant.

Date of Report               Item Reported              Description
--------------               -------------              -----------








                                   SIGNATURES


In accordance with the requirements of the Securities Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                     HEALTHY PLANET PRODUCTS, INC.
                                            (Registrant)

DATED:  November ____, 1998          by:       /s/   Bruce A. Wilson
                                         --------------------------------------
                                               Bruce A. Wilson
                                     President, Chief Executive, Chief Operating
                                     and Chief Financial Officer.