Form 10KSB40/A
period 1997-12-31
HEALTHY PLANET PRODUCTS INC
filed 1999-02-05
CIK 768260

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-KSB/A
                                Amendment No. 2

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


                       DOCUMENTS INCORPORATED BY REFERENCE

                                      None

Prefatory Note to Amendment No. 2 on Form 10-KSB/A.

Healthy Planet Products, Inc. (the "Company") has filed this Amendment No. 2 on Form 10-KSB/A (i) to add certain information in Item I "Business - Manufacture of Cards" with respect to certain of the Company's suppliers; (ii) to revise and restate certain portions of Item 6 "Management's Discussion and Analysis of Financial Condition and Results of Operations" (i.e., - '1997 Compared to 1996' and 'Liquidity and Capital Resources'), (iii) to add to the information contained in Item 9 "Directors, Executive Offices, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act", the dates upon which certain directors first became directors of the Company, and (iv) to amend the Signature Page to indicate the full capacities of each person signing the report.

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

         During the year ended December 31, 1997, the Company made 31.8%, 20% and 13.2% of its purchases from three suppliers. Each of these suppliers is unaffiliated with the Company. The Company does not have any short or long term supply agreements or exclusive dealing agreements with these suppliers. The Company believes that the loss of any of these suppliers would not have a material impact upon the Company's business, since it believes that multiple alternate suppliers are available to the Company at competitive prices.

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

         1997 Compared to 1996

         Sales for the year ended December 31, 1997 were $4,099,600 reflecting a decrease versus the prior year level of $4,632,400 of $532,800 or 11.5%. Everyday product sales finished the year even with prior year results due to the launch of the Nature Baby line, while seasonal product sales declined 32.2% due to a drop off of holiday boxed card sales, resulting in the overall 11.5% decline. A general weak retail economy during 1997, and a decreased consumer demand for holiday cards in particular resulted in the seasonal product sales decline. Everyday Sierra Club sales decreased versus the prior year due in part to the loss in September 1997 of Barnes and Noble, the Company' largest customer. Included in the year end results was a provision for future returns of approximately $192,000. The seasonal return provision recognizes and provides for the return of unsold seasonal product from customers who have qualified for a return privilege.

         During 1997, sales of the Company's largest product line, the Sierra Club, accounted for 70.5% of total revenues compared to 82.2% for 1996 and showed a year to year decline of 24.2%. A drop off of Sierra Club seasonal holiday boxed cards accounted principally for this decline. The Company's Nature Baby line, launched in January 1997, accounted for 10.9% of total 1997 revenues. The balance of 1997 revenues were comprised of the Company's other product lines utilizing the names of The Humane Society of the United States, The Marine Mammal Center, The Wilderness Society, and others.

         The successful launch of the Company's Nature Baby line was offset in part by declines in the Company's other everyday and seasonal product lines during 1997. Increased competition from larger competitors in our chain accounts, a decline in retail space as a result of a continuing consolidation in the retail industry, and a continuing industry-wide consumer down trend in boxed holiday cards at retail could impact future revenues negatively.

         The Company reported an operating loss of $1,103,600 or $.58 per share. Gross margin declined from the prior year level of $2,666,900 by $1,051,900 or 39.4%. In addition to the gross margin decline caused by the revenue shortfall, there were several other factors that contributed to the overall gross margin decline, including (i) $158,000 in display costs associated with the launch of the Nature Baby product line, (ii) increased royalty expenses of $24,000, (iii) increased overhead expenses of $68,000, and (iv) inventory reserves of $293,000 for obsolete inventories relating to discontinued products. The inventory reserve will be evaluated quarterly based on actual and projected sales.

         Cost of sales amounted to $2,484,600 for the year ended December 31, 1997 representing 60.6% of sales. This rate compares unfavorably to the prior year rate of 42.4% due to the impact of one time costs associated with the Nature Baby product launch, increased royalty and overhead costs on lower revenues, and an increase provision to write off obsolete inventory as discussed above.

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

Liquidity and Capital Resources

         At December 31, 1997, the Company's working capital was $5,406,000. This compared to the 1996 working capital of $5,841,700 for a year to year decline of $435,700. The year to year decline was due to lower cash and marketable securities, receivables and deferred income taxes offset in part by higher inventory to result in the year to year decline. The Company remains liquid with a current ratio of 7.7:1.

         The primary source of the Company's liquidity is cash internally generated from operations, the exercise of warrants and employee stock options, the proceeds remaining on hand from the Company's June, 1993 public offering, and the availability of a bank credit line. In addition, in September 1997, the Company sold Common Stock and Common Stock Purchase Warrants to an investor (and certain of his affiliates), who became a director upon making the investment for an aggregate of $975,000. The Company has an unsecured line of credit in the amount of $500,000 from Westamerica Bank with interest at the bank's Index Rate plus .75% or 9.25% as of December 31, 1997. During the year ended December 31, 1997, the Company did not draw under this line of credit, and as of December 31, 1997, no amounts were outstanding under this line of credit.

         Net cash used in operations during 1997 amounted to $611,100. Operating losses required $745,700 in cash offset in part by $134,600 provided by changes in the net receivables, inventory, other assets and liabilities. Cash provided from investing activities amounted to $1,357,600 comprised principally of the maturation of marketable securities during 1997. Financing activities generated $889,000 in cash due principally to the sale of Common Stock and Common Stock Purchase Warrants.

         The Company believes and anticipates that the primary source of its liquidity and capital resources for its coming fiscal year will primarily be from cash on hand, funds available to it under its line of credit and from cash internally generated from sales; all of which the Company believes will be adequate and sufficient for its operations for 1998. Longer term, the Company's source of liquidity and capital resources are expected to be primarily internally generated cash from sales and the possible exercise of existing Common Stock Purchase Warrants, which the Company believes should be adequate for its operations for the forseeable future. Although the loss of Barnes &
Noble as a customer is likely to result in lower revenues for the Company in 1998 and possibly beyond, the Company expects that the impact on liquidity can be offset by the use of the current assest to satisfy working capital requirements.

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

         Joseph F. Furlong III was first elected as a Director of the Company on August 5, 1996. He has been President of Adirondack Capital Advisors, L.L.C., a financial firm, since May 1996. Prior to this, Mr. Furlong was a partner of Colman Furlong & Co., a merchant banking firm from February 1991 to April 1996. Mr. Furlong has served as a Director of American HomePatient since June 1994 and as a Director of Capstone Pharmacy Services since December 1994.

         Daniel R. Coleman was first elected as a Director of the Company on August 29, 1996. He has, for the last five years, been a general partner in three limited partnerships that invest in United States equity securities. He also serves as President of Clyde Hill Research, a consulting firm to investment managers.

         John V. Winfield was first elected a Class 3 Director on September 29, 1997 in connection with a private transaction in which he and a company with which he is affiliated purchased an aggregate of 300,000 shares of the Company's Common Stock and 300,000 Common Stock Purchase Warrants for an aggregate of $975,000. In connection with this transaction, the Company has agreed to use its best efforts to cause Mr. Winfield to be elected as a Director through the year 2000. Mr. Winfield is the Chairman of the Board, President and Chief Executive Officer of the InterGroup Corporation, having first been appointed as such in 1987. InterGroup is a public company traded on the NASDAQ Stock Market (INTG). He was a Director of Geotek Communications, Inc. (GEO), an international digital wireless communications company from June 1992 through June 1994 as well as a Director of Pacific Gateway Properties ("PGP"), a holding company with real estate investments in the San Francisco Bay area, from 1995 to 1997. Mr. Winfield also presently serves as Chairman and Chief Executive Officer of Santa Fe Financial Corporation (SFEF) and Portsmouth Square, Inc. (PRSI), both public companies, and as Director of Orckit Communications Ltd. (ORCTF), an advanced communications company headquartered in Israel.

         Rick Williams joined the Company in 1985 as a systems analyst and, since 1988, served as the Company's Data Processing Manager. In November, 1990, Mr. Williams was appointed Vice President of Operations effective as of January 1, 1991.

         M. Scott Foster joined the Company in April, 1993 as Vice President of Sales and Marketing. Mr. Foster was formerly employed by Russ Berrie and Company from June, 1980 to April, 1993, where he served in various positions in sales management, the most recent of which was Regional Vice President of Sales, in which capacity Mr. Foster served from January, 1990 through April, 1993. Mr. Foster was first elected as a Director of the Company on April 7, 1995.

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

                                  HEALTHY PLANET PRODUCTS, INC.


                                  By \s\ Bruce A. Wilson
                                    -------------------------------------------
                                    Bruce A. Wilson
                                    Chairman, President, Chief Executive, Chief
                                    Operating and Chief Financial Officer

Dated:  March 30, 1998
        (February 4, 1999 as to Amendment No. 2)

         In accordance with the Exchange Act, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


 \s\ Bruce A. Wilson                                   March 30, 1998
----------------------------------
Bruce A. Wilson
 Chairman of the Board, President,
 Chief Executive, Chief Operating
 and Chief Financial Officer
 (Principal Executive, Financial
 and Accounting Officer)


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