Form 10QSB/A
period 1998-03-31
HEALTHY PLANET PRODUCTS INC
filed 1999-02-05
CIK 768260

U.S. SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                                  FORM 10-QSB/A

                                 Amendment No. 1


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

Transitional Small Business Disclosure Format   Yes           No  X
                                                   ----         -----

Prefatory Note to Amemdment No. 1 on Form 10-QSB/A.

Healthy Planet Products, Inc. (the "Company") has filed this Amendment No. 1 on Form 10-QSB/A to revise and restate certain portions of Part I, Item 2 "Management's Discussion and Analysis of Financial Condition and Results of Operations."

                          HEALTHY PLANET PRODUCTS, INC.

                                      INDEX





                                                                            Page

Form 10-QSB Cover Page                                                        1


Index                                                                         3

PART I.   FINANCIAL INFORMATION

     Item 1.   Financial Statements

               Balance Sheet at March 31, 1998                                4

               Statements of Operations for the three-months ended
                  March 31, 1998 and 1997                                     6

               Statements of Cash Flows for the three-months ended
                  March 31, 1998 and 1997                                     7

               Notes to the Financial Statements                              8

     Item 2.   Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                        11



PART II.  OTHER INFORMATION

      Item 6.  Exhibits and Reports on Form 8-K                              14

      Signature                                                              14

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


Sales

         For the three months ended March 31, 1998, the Company's net sales amounted to $977,258 which reflected an increase of $148,977 or 17.9% versus the prior year level of $828,281. An increase of $85,000 or 10.3% was due to the inclusion of the Company's new Collectible business acquired late in 1997. In addition, an expansion of our bookmark program, reflecting an increase of 17.5%, was offset by decreases in the base Sierra Club and Nature Baby businesses of 14.1% and 57.7% respectively, to result in the overall increase of 18.0%. The Sierra Club decrease was due in part to the loss of Barnes and Noble as a customer in the fall of 1997.

Gross Profit

        For the three months ended March 31, 1998, gross profit amounted to $549,205 or 56.1% of sales. This level of gross profit percentage was at parity with the previous year's three month results of $465,282 or 56.1% of sales.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF

Operating Expenses

         For the three months ended March 31, 1998, selling, shipping and marketing expenses amounted to $302,528 reflecting an increase versus the prior year's level of $75,111 or 33%. Costs associated with the new product launch for advertising, promotion and travel accounted for the quarter to quarter increase.

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

Balance Sheet

         Total assets amounted to $7,741,930 as of March 31, 1998 reflecting a decrease versus the December 31, 1997 level of $8,036,000 or $294,070. The period to period decrease was a result of decreased cash offset in part by increased accounts receivables, inventories royalty advances and prepaid expenses. Total current liabilities amounted to $671,060 as of March 31, 1998 versus the December 31, 1997 level of $806,000. The decrease was a result of the paydown of seasonal commissions and trade payable during the quarter.

Liquidity and Capital Resources

         At March 31, 1998, the Company's working capital was $5,310,631 reflecting a decrease of $95,369 versus working capital at December 31, 1997 of $5,406,000. Cash of $792,129 was used during the period to support operating activities primarily used for inventory of new product and royalty advances. Cash provided by investment activities amounted to $239,762 primarily associated with the sale of marketable securities. Cash of $26,095 was used to pay a note related to the Corlett Collectibles acquisition. The Company remains liquid with a current ratio of 8.9:1.

         The present primary sources of the Company's liquidity has been cash internally generated from operations, proceeds obtained by the Company through the public sale of its securities, and the availability of a secured line of credit. The Company has a $500,000 secured line of credit from Westamerica Bank with interest at the bank's Index Rate plus .75% or 8.75% as of 3/31/98. The Company draws on this line from time to time on a short term basis; however, the Company did not utilize the line of credit during this quarter. As of March 31, 1998, there were no borrowings under this line of credit.

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


                                  HEALTHY PLANET PRODUCTS, INC.
                                          (Registrant)


 DATED: May 15, 1998              by: /s/ Bruce A. Wilson
        (February 4, 1999             --------------------------------------
        as to Amendment No. 1)         Bruce A. Wilson
                                  President, Chief Executive, Chief Operating
                                  and Chief Financial Officer
                                  (Principal Executive, Financial
                                   and Accounting Officer)