Form 10QSB/A
period 1998-06-30
HEALTHY PLANET PRODUCTS INC
filed 1999-02-05
CIK 768260

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

Prefatory Note to Amendment No. 1 on Form 10-QSB/A.

Healthy Planet Products, Inc. (the "Company") has filed this Amendment No. 1 on Form 10-QSB/A to revise and restate certain portions of Part 1, Item 2 "Management's Discussion and Analysis of Financial Conditions and Results of Operations."

                          HEALTHY PLANET PRODUCTS, INC.

                                      INDEX





                                                                            Page
                                                                            ----

Form 10-QSB Cover Page                                                         1


Index                                                                          3


PART I. FINANCIAL INFORMATION

         Item 1. Financial Statements


                 Balance Sheet at June 30, 1998                                4

                 Statements of Operations for the three-months ended           6
                     and six months ended June 30, 1998 and 1997

                 Statements of Cash Flows for the three-months ended           7
                     and six months ended June 30, 1998 and 1997

                 Notes to the Financial Statements                             8

         Item 2. Management's Discussion and Analysis of Financial            13
                     Condition and Results of Operations



PART II. OTHER INFORMATION


         Item 4. Submission of Matters to a Vote of Securityholders           14

         Item 6. Exhibits and Reports on Form 8-K                        16 & 17

         Signature                                                            17

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

Sales

For the six months ended June 30, 1998, the Company's net sales amounted to $1,716,998 which reflected a marginal increase versus last year's six month results of $1,713,193 or 0.2%. Revenues from the Company's new Collectibles line of $181,000 accounted for 10.5% of revenues for the period while sales for the Sierra Club and Nature Baby lines decreased by 23.1% and 33.0%, respectively compared to the 1997 period. The Sierra Club decrease was due in part by the loss of Barnes & Noble as a customer in the fall of 1997.

For the three months ended June 30, 1998, the Company's net sales amounted to $739,740 representing a shortfall of $145,712 versus last year's three month results of $884,912 or 16.4%. Collectible product sales of $85,000 were offset principally by a decrease, compared to the 1997 quarter, in Sierra Club and Nature Baby sales of $181,000 and $13,000 respectively.

Gross Profit

For the six months ended June 30, 1998, gross profit amounted to $354,005 or 20.6% of sales. For the comparable prior year period, gross profit amounted to $933,420 or 54.4% of sales. The period to period decline resulted primarily from a close-out sale of obsolete holiday inventory at a cost of $230,000, and an increase in inventory reserves of $346,000 for slow-moving inventory. The Company in previous years during revenue growth periods pursued quantity discounts on its card businesses to improve margins. The current downtrend in revenues has now classified these inventories as slow-moving and has resulted in the current quarter's increase in inventory reserves. The inventory reserve will be evaluated quarterly based on actual and projected sales.

For the three months ended June 30, 1998, a loss at gross margin was incurred in the amount of $195,200. This reflects the above referenced close-out sale and inventory reserve which were recorded during the second quarter.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF

Operating Expenses

For the six months ended June 30, 1998, selling, shipping and marketing expenses amounted to $582,987 reflecting an increase of $124,882 versus the prior year's level of $458,045 or 27.2%. Costs associated with the new Collectibles line for advertising commissions and travel accounted for the year to year increase.

For the three months ended June 30, 1998, selling, shipping and marketing expenses amounted to $280,399 reflecting an increase of $49,771 or 21.5% over the previous year's level of $230,628. Costs associated with the new Collectibles line for advertising, commissions, and travel accounted for the year to year increase.

General and administrative expenses amounted to $927,333 for the six months ended June 30, 1998, reflecting an increase of $137,049 or 17.3% versus the prior year period of $790,284. Increased professional fees accounted for 38% of the increase with the addition of personnel for the new Collectibles line accounting for 42% of this year to year increase.

General and administrative expenses amounted to $478,892 for the three months ended June 30, 1998, reflecting an increase of $105,736 or 28.3% versus the prior year quarter of $373,156. The addition of personnel for the new Collectibles line primarily accounted for the year to year increase.

Income

An operating loss of $1,156,255 or $.51 per share was incurred for the six months ended June 30, 1998. Net interest and other income of $119,902 reduced the operating loss to result in a net loss of $1,036,353 or $.46 per share. For the prior year period, the operating loss amounted to $314,909 or $.17 per share and loss before taxes amounted to $236,833. Increased operating costs associated with the new Collectibles line, and the write-down of obsolete and slow-moving inventory resulted in the six month loss. New loss for the six months ended June 30, 1998 amounted to $1,336,353 or $.59 per share, compared to the prior year's net loss of $458,833 or $.25 per share. During the current quarter a $300,000 valuation allowance was placed on deferred tax assets. Under Statement of Financial Accounting Standard No. 109, "Accounting for Income Taxes", a valuation allowance is recognized to offset a deferred tax asset if the eventual realization of all or a portion of the asset is uncertain. Due to the loss for the six months ended June 30, 1998, the realization of tax benefits from net operating loss carryforwards expected to be used in 1998 is not assured. The amount of the valuation allowance will be reviewed and may be adjusted on a quarterly basis.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF

Balance Sheet

Total assets at June 30, 1998 amounted to $6,464,416 which reflected a decrease versus the prior year level of $8,036,000 by $1,571,584 or 19.6%. A decline in cash, fixed assets, deferred taxes, receivables and inventories were offset in part by increases in fixed assets, prepaid expenses and royalties to result in the period to period decline. Total current liabilities amounted to $645,804 as of June 30, 1998 versus the December 31, 1997 level of $806,000. The decrease was a result of the paydown of accrued seasonal commissions and trade payables during the six month period.

Liquidity and Capital Resources

At June 30, 1998, the Company's working capital was $4,366,580 reflecting a decrease of $1,039,420 versus the working capital at December 31, 1997 of $5,406,000. Cash of $142,546 was provided for during the period from operating activities primarily due to a reduction in receivables offset in part by increases in inventory, advances on royalties, and payables. Cash of 173,875 was generated by investment activities due primarily to the sale of marketable securities. Cash of $92,654 was used to pay a note related to the Corlett Collectibles acquisition. The Company remains liquid with a current ratio of 7.8:1.

The present primary sources of the Company's liquidity has been cash internally generated from operations, proceeds obtained by the Company through the private sale of its securities, and the availability of a secured line of credit. The Company has a $500,000 secured line of credit from Westamerica Bank with interest at the bank's Index Rate plus .75% or 8.5% as of 6/30/98. The Company draws on this line from time to time on a short term basis, however, the Company did not utilize the line of credit during this quarter. As of June 30, 1998, there were no borrowings under this line of credit.

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




                                    HEALTHY PLANET PRODUCTS, INC.
                                             Registrant)


DATED:  August _____, 1998          by:      /s/ Bruce A. Wilson
        (February 4, 1999             -------------------------------
        as to Amendment No. 1)
                                             Bruce A. Wilson
                                    President, Chief Executive, Chief Operating
                                    and Chief Financial Officer.
                                    (Principal Executive, Financial and
                                    Accounting Officer)