Form 10QSB/A
period 1998-09-30
HEALTHY PLANET PRODUCTS INC
filed 1999-02-05
CIK 768260

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

Healthy Planet Products, Inc. (the "Company") has filed this Amendement No. 1 on Form 10-QSB/A to revise and restate certain portions of Part I, Item 2 "Management's Discussion and Analysis of Financial Condition and Results of Operations."

                          HEALTHY PLANET PRODUCTS, INC.
                          -----------------------------

                                      INDEX
                                      -----



                                                                                               Page
                                                                                               ----
Form 10-QSB Cover Page                                                                          1



Index                                                                                           3

PART I.       FINANCIAL INFORMATION
-----------------------------------

         Item 1.         Financial Statements

                         Balance Sheet at September 30, 1998                                    4

                         Statements of Operations for the three-months ended                    6
                             and nine months ended September 30, 1998 and 1997

                         Statements of Cash Flows for the three-months ended                    7
                             and nine months ended September 30, 1998 and 1997

                         Notes to the Financial Statements                                      8

         Item 2.         Management's Discussion and Analysis of Financial                     13
                             Condition and Results of Operations


PART II.     OTHER INFORMATION
------------------------------

         Item 6.         Exhibits and Reports on Form 8-K                                      16

         Signature                                                                             16



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

                          HEALTHY PLANET PRODUCTS, INC.
                          -----------------------------

                    NOTES TO FINANCIAL STATEMENTS (continued)
                    -----------------------------

                                   (Unaudited)



NOTE 4.  INCOME TAXES   (continued)

The Company has substantial net operating loss carryforwards and credits available to offset future income tax liabilities. The expected tax effect of these losses and credits are reflected as deferred tax assets on the accompanying balance sheet. A valuation allowance has been established since the realization of tax benefits of net operating loss carryforwards is not assured. However, management believes, at this time, that it is more likely than not that the Company's future taxable income will be sufficient to utilize the NOL deferred tax asset prior to its expiration date. The amount of the valuation allowance will be reviewed on a quarterly basis. Deferred tax assets consist of the following:

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


Sales


         For the nine months ended September 30, 1998, the Company's net sales amounted to $2,751,652 which reflected a decrease of $387,004 versus last year's nine month results of $3,138,656 by 12.3%. An increase due to Collectibles revenues of $343,000 was principally offset by declines in Sierra Club and Nature Baby sales of $527,000 and $119,000, respectively. The Sierra Club decrease was due in part by the loss of Barnes & Noble as a customer in the fall of 1997.

         For the three months ended September 30, 1998, the Company's sales amounted to $1,034,654 representing a decrease of $390,809 compared to the prior years three month results of $1,425,463 by 27.4%. Increased sales of Collectibles of $162,000 were offset by declines of Sierra Club, Humane Society and Nature Baby of $263,000, $132,000 and $172,000, respectively to result in the quarter to quarter decline.

Gross Profit

         For the nine months ended September 30, 1998, gross profit amounted to $268,925 or 9.8% of sales. For the comparable period, gross profit amounted to $1,566,527 or 49.9% of sales. The decline at gross margin resulted from the revenue shortfall, the cost of a close-out of obsolete holiday product of $230,000 and a

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                     ---------------------------------------

            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
            ---------------------------------------------

Gross Profit (continued)

provision for obsolete and slow-moving inventory of $665,000. The Company, in previous years during periods of revenue increases, sought to increase its margins through quantity discounts on higher card production runs. the current downtrend in revenues has now classified these inventories as slow-moving and has resulted in the current quarter's increase in inventory reserves. The inventory reserve will be evaluated quarterly based on actual and projected sales.

         For the three months ended September 30, 1998 a gross margin loss of $85,080 was incurred compared to a gross margin profit of $633,107 for the comparable prior year three month period. In addition to the decline attributable to the revenue decline, an increase in inventory reserves of $319,000 was established for slow-moving inventory.

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

         General and administrative expenses amounted to $1,451,431 for the nine months ended September 30, 1998, reflecting an increase of $223,786 or 18.2% versus the prior year period $1,227,645. Increased professional fees accounted for 35% of the increase with the addition of personnel for the new Collectibles line accounting for 40% of the year to year increase.

         General and administrative expenses amounted to $524,098 for the three months ended September 30, 1998, reflecting an increase of $86,737 or 19.8% versus the prior year quarter of $437,361. Increased professional fees and the addition of people for the new Collectibles line accounted for the year to year increase.

Income

         An operating loss of $2,132,257 or $.94 per share was incurred for the nine months ended September 30, 1998. Interest and other income of $180,155 reduced the operating loss to result in a net loss before income taxes of $1,952,107 or $.86 per share. For the prior year period, the net loss before income taxes amounted to $342,024 or $.19 per share. Lower sales, increased operating costs associated with the new Collectibles line, the close-out of slow-moving inventory and the write-down of obsolete inventory resulted in the

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                     ---------------------------------------

            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
            ---------------------------------------------

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

As of September 30, 1998 the Company had deferred tax assets amounting to $450,000. Of this amount, $147,200 represented NOL carryforwards (which expire in 2013) with the balance relating principally to reserves for inventory and receivables. Management believes, at this time, that it is more likely than not that the Company's future taxable income will be sufficient to utilize the NOL deferred tax asset prior to its expiration date.

Total current liabilities amounted to $772,308 as of September 30, 1998 versus the December 31, 1997 level of $806,000. The decrease was a result of the paydown of commissions and trade payables offset by increases in royalties due.

Liquidity and Capital Resources

At September 30, 1998, the Company's working capital was $3,485,265 reflecting a decrease of $1,920,735 versus working capital at December 31, 1997 of $5,406,000. Cash of $96,932 was generated during the period from operating activities primarily due to a reduction of accounts receivable. Cash of $151,836 was generated by investment activities during the period due primarily to the sale of marketable securities. Cash of $118,348 was used to pay a note related to the Corlett Collectibles acquisition. The Company remains liquid with a current ratio of 5.5:1.

The present primary sources of the Company's liquidity has been cash internally generated from operations, proceeds obtained by the Company through the private sale of its securities, and the availability of a secured line of credit. The Company has a $500,000 secured line of credit from Westamerica Bank with interest at the bank's Index Rate plus .75% or 8.5% as of September 30, 1998. The Company draws on this line from time to time on a short term basis; however, the Company did not utilize the line of credit during this quarter. As of September 30, 1998, there were no borrowings under this line of credit.


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

                           PART II. OTHER INFORMATION
                           --------------------------


Item 6.           Exhibits and Reports on Form 8-K
                  --------------------------------

                  a)  Exhibits

                      None

                  b)  Reports on Form 8-K



                  During the quarter ended September 30, 1998, there were no reports on Form 8-K filed by the Registrant.

                                   SIGNATURES


In accordance with the requirements of the Securities Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                     HEALTHY PLANET PRODUCTS, INC.
                                            (Registrant)


DATED:  November __, 1998           by:       /s/   Bruce A. Wilson
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