Form 10KSB40/A
period 1997-12-31
HEALTHY PLANET PRODUCTS INC
filed 1999-02-16
CIK 768260

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-KSB/A
                                 Amendment No. 3

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


                       DOCUMENTS INCORPORATED BY REFERENCE

                                      None

Prefatory Note to Amendment No. 3 on Form 10-KSB/A.

Healthy Planet Products, Inc. (the "Company") has filed this Amendment No. 2 on Form 10-KSB/A (i) to add certain information in Item I "Business - Manufacture of Cards" with respect to certain of the Company's suppliers and (ii) to revise and restate certain portions of Item 6 "Management's Discussion and Analysis of Financial Condition and Results of Operations" (i.e., - '1997 Compared to 1996' and 'Liquidity and Capital Resources').

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

         During the year ended December 31, 1997, the Company made 31.8%, 20% and 13.2% of its purchases from three suppliers, Ironwood Lithographers, Universal Presentation Concepts and Robert Paper, respectively. Each of these suppliers is unaffiliated with the Company. The Company does not have any short or long term supply agreements or exclusive dealing agreements with these suppliers. The Company believes that the loss of any of these suppliers would not have a material impact upon the Company's business, since it believes that multiple alternate suppliers are available to the Company at competitive prices.

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

         The Company reported an operating loss of $1,103,600 or $.58 per share. Gross margin declined from the prior year level of $2,666,900 by $1,051,900 or 39.4%. In addition to the gross margin decline caused by the revenue shortfall (which resulted in a decline of approximately $509,000), there were several other factors that contributed to the overall gross margin decline, including
(i) $158,000 in display costs associated with the launch of the Nature Baby product line, (ii) increased royalty expenses of $24,000, (iii) increased overhead expenses of $68,000, and (iv) inventory reserves of $293,000 for obsolete inventories relating to discontinued products. The inventory reserve will be evaluated quarterly based on actual and projected sales.

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

         The Company believes and anticipates that the primary source of its liquidity and capital resources for its coming fiscal year will primarily be from cash on hand, funds available to it under its line of credit and from cash internally generated from sales; all of which the Company believes will be adequate and sufficient for its operations for 1998. Longer term, the Company's source of liquidity and capital resources are expected to be primarily internally generated cash from sales and the possible exercise of existing Common Stock Purchase Warrants, which the Company believes should be adequate for its operations for the forseeable future. Although the loss of Barnes &
Noble as a customer is likely to result in lower revenues for the Company in 1998 and possibly beyond, the Company expects that the impact on liquidity can be offset by the use of the current assest to satisfy working capital requirements. The Company believes that its cash on hand is sufficient to sustain operations at current sales levels for at least two years. The Company is hopeful that sales of its new Collectibles line will help offset the declines in sales of greeting cards. The Company will also continue to explore the acquisition of new product lines as a means of augmenting sales. There is no assurance, however, that sales from the Collectibles product line or from any new product line which may be acquired will be sufficient to satisfy the Company's long term cash requirements. If they do not, the Company would seek equity and/or debt financing in order to obtain the additional capital that would be needed.

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

Dated:  March 30, 1998
        (February 16, 1999 as to Amendment No. 3)

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