Form 10KSB40
period 1998-12-31
HEALTHY PLANET PRODUCTS INC
filed 1999-04-01
CIK 768260

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB


                                   (Mark One)

                 /x/ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934.

                   For the fiscal year ended December 31, 1998

                                       OR

               /_/ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934.

             For the transition period from __________ to _________

                         Commission file number 1-13048


                          HEALTHY PLANET PRODUCTS, INC.
                 (Name of Small Business Issuer in Its Charter)


            Delaware                                              94-2601764
(State or Other Jurisdiction of                               (I.R.S. Employer
 Incorporation or Organization)                              Identification No.)


1700 Corporate Circle, Petaluma, California                             94954
  (Address of Principal Executive Offices)                            (Zip Code)


                                 (707) 778-2280
                (Issuer's Telephone Number, Including Area Code)


         Securities registered under Section 12(b) of the Exchange Act:


Common Stock, $.01 par value                   American Stock Exchange
    (Title of Each Class)            (Name of Each Exchange on Which Registered)


         Securities registered under Section 12(g) of the Exchange Act:


                          Common Stock, $.01 par value
                                (Title of Class)


                            -------------------------
                                (Title of Class)

         Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  /x/        No  /_/

         Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. /x/

         The Issuer's revenues for its most recent fiscal year ended December 31, 1998 were $3,633,900.

         On March 25, 1999, the aggregate market value of the voting stock of Healthy Planet Products, Inc. (consisting of common stock, $.01 par value (the "Common Stock")) held by non-affiliates of the Registrant was approximately $2,379,119 based on the closing price for such Common Stock on said date as reported by the American Stock Exchange.

         In making the foregoing calculation, the Registrant has, for calculation purposes only, included all presently outstanding 31,335 shares of its Series D Preferred Stock convertible into shares of Common Stock on a share-for-share basis.

         On March 25, 1999, there were 3,834,584 shares of Common Stock, $.01 par value, issued and outstanding (exclusive of 31,335 shares of voting Series D Preferred Stock convertible into 31,335 shares of Common Stock).


                       DOCUMENTS INCORPORATED BY REFERENCE

                                      None

                                     PART I


Item 1.  Business

Incorporation

         Healthy Planet Products, Inc. (hereinafter referred to as the "Registrant" or the "Company") was originally organized under the laws of the State of California on July 12, 1979 under the name of Carolyn Bean Publishing, Ltd. On April 12, 1985, the Company effected a domiciliary reincorporation pursuant to which the Company was reincorporated under the laws of the State of Delaware, and the California corporate entity was merged into a new Delaware corporation of the same name. On August 2, 1993, the Company changed its name to Healthy Planet Products, Inc. The Company's executive offices and warehouse facilities are located at 1700 Corporate Circle, Petaluma, California 94954, and its telephone number is (707) 778-2280, fax number (707) 778-0307. The
Company's website is located at http://www.healthyplanet.com

Principal Industry in Which the Company is Engaged

         The Company designs, publishes and markets, throughout the United States and Canada, a diversified line of cause related, nature and wildlife greeting cards, note cards, holiday cards, gifts and stationery.

         On December 11, 1997, the Company acquired certain assets of Corlett Collectables, Inc., a privately owned company which specialized in the design, manufacture and sale of a line of handcrafted sculptures, figurines and collectibles of domestic and wild animals made with a customized marble blend. This acquisition commences the effort of the Company to expand its basic product offering beyond its traditional card lines. The Healthy Planet Collectables line consists of approximately 700 animal and wildlife sculptures, and was introduced by the Company in the first quarter of 1998.

         In response to environmental considerations, and in connection with its identification with the Sierra Club as a licensor, all of the Company's paper products are produced on recycled or elementally chlorine free paper using soy-based ink. The Company publishes and markets over 600 everyday, occasional and seasonal cards, including over 275 images which comprise the Company's principal Sierra Club card line. The Company's products are predominantly marketed through approximately 130 independent sales representatives to over 5,200 retail sales outlets comprised of card shops, stationery stores, gift, notion and variety shops, drug stores, book stores, department stores and miscellaneous chain and retail sales outlets.

         The Company is the exclusive licensee of the Sierra Club, a nationally known environmental and conservationist organization, for the use of the Sierra Club name on a line of wilderness and wildlife cards, journals, stationery, tablets and magnets. The Sierra Club line has evolved to become the principal line of the Company, accounting for approximately 65.5% of the Company's net sales for the year ended December 31, 1998 and for approximately 70.5% of the Company's net sales for the year ended December 31, 1997.




General Business Developments
During Most Recent Fiscal Year

         In December 1998, the Company filed a rights offering Registration Statement which was declared effective on February 16, 1999. The rights offering was made to shareholders of record on January 11, 1999. Each shareholder on the rights record date was issued two rights for each common share owned by such shareholder. Each right entitled the shareholder to purchase one share of the Company's Common Stock at

$1.0625 per share. Shareholders were accorded certain oversubscription rights conditioned upon their exercising their basic rights. The Chairman of the Company and two companies controlled by him agreed to exercise all of their respective basic rights resulting in their purchase of 927,000 shares of Common Stock and, in addition, exercised over subscription rights to acquire 43,200 shares of Common Stock, resulting in their purchase of an aggregate of 970,200 shares of Common Stock, resulting in aggregate proceeds to the Company of approximately $1,030,838. The rights offering expired on March 16, 1999. As a result of the rights offering, the Company issued an aggregate of 1,552,216 shares of Common Stock and received an aggregate of approximately $1,649,230 in gross proceeds from the rights offering.

Products

Source of Product and Arrangement with Photographers and Others

         Published Product

         While the overall concept and design of its products are developed by the Company in-house, it principally relies on independent, unaffiliated photographers to create images for its product lines. Agreements between the Company and its photographers apply to specific images submitted by a photographer and accepted by the Company. These agreements are exclusive as to those images, and do not normally cover all of a photographer's works. The Company utilizes an available pool of 600-700 photographers. It additionally receives unsolicited submissions from time to time from various photographers. When utilizing the work of a particular photographer, the Company generally makes a one time payment of $300-$400, which entitles the Company to utilize the particular work for three to five years without further royalty payments.

         No single photographer with whom the Company has entered into a license or purchase of rights agreement has created products which have accounted for 4% or more of the Company's sales.

         The Company's collectible line of figurines are designed and hand sculpted by independent artists and craftsmen who generally receive a one time fee of $400 or a royalty of 4%. Master molds are designed and created in California, and final product is cast and hand painted by a non-affiliated manufacturer located in the Far East.

License Agreements

         The following are the principal license agreements to which the Company is a party.

         A.       The Sierra Club

         Since June 4, 1980, the Company has been licensed by the Sierra Club to use its name on an exclusive worldwide basis on a line of greeting, note and seasonal cards as well as stationery products, journals, tablets and magnets. This license agreement has been extended through December 31, 2005. Sales of the Sierra Club line represented approximately 65.5% and 70.5% of the Company's sales for the years ended December 31, 1998 and 1997, respectively. All products developed by the Company which comprise the Sierra Club line are subject to the prior approval of the Sierra Club. Under the current license agreement, the Sierra Club received an annual minimum royalty of $367,513 for the calendar year 1998, with an annual minimum royalty of $393,239 for each year thereafter during the continuation of the agreement, increased by 7% per year for each year through the year 2000, and 5% per year for each year through the year 2005. Based upon actual sales for the years ended December 31, 1998, 1997 and 1996, the amount of earned royalties was less than the minimum royalties which the Company paid to the Sierra Club. No assurance may be given that actual earned royalties to the Sierra Club in future years will equal or exceed the minimum royalty or that the Sierra Club agreement will continue. The Company believes that the loss of the Sierra Club line would have a material adverse effect upon the Company's business unless and until such time as other lines having an established substantial consumer acceptance and name recognition are developed.

         B.       The Wilderness Society

         On June 24, 1994, the Company entered into a License Agreement with The Wilderness Society, a nonprofit corporation headquartered in Washington, D.C. Pursuant to the License Agreement, the Company was initially granted an exclusive worldwide license to use The Wilderness Society name, logo and artwork in connection with the manufacture, sale and distribution of everyday, Christmas and/or special occasion bookmarks and refrigerator magnets produced using recycled paper and recycled plastic materials. The license was for an initial three year term through June 31, 1997 with the right to extend for one additional three year period. The Agreement has been extended through the year 2000 on a non-exclusive basis. The Company is to pay to The Wilderness Society a royalty of 5% of the wholesale price of net sales for the licensed products. The Company has been granted the right to promote the licensed products in two issues per year of The Wilderness Society Magazine. All licensed products are subject to prior approval of the licensor. The License Agreement is subject to early termination in the event of the failure of the Company to make royalty payments, the uncured breach of the Agreement by the Company, or the filing by the Company for protection under federal bankruptcy laws. For the year ended December 31, 1998 sales of this line represented approximately 2.0% of the Company's net sales.

         C.       The Marine Mammal Center

         On July 28, 1994, the Company entered into a License Agreement with The Marine Mammal Center, a not for profit organization headquartered in The Golden Gate National Recreational Area, Sausalito, California, whose principal activities relate to the preservation of marine mammals and related research. Pursuant to the License Agreement, the Company was granted the exclusive worldwide license to use The Marine Mammal Center name and logo in connection with greeting cards, stationery, journals, tablets, bookmarks, magnets, blank books, kites and puzzles. The license is for a current extended term through December 31, 1999. All licensed products are subject to prior approval of the licensor. For the year ended December 31, 1998, the Company paid a guaranteed minimum royalty of $17,000. Sales of this line represented approximately 8.7% of the Company's net sales for the year ended December 31, 1998.

         D.       License Agreement with the Zoological Society of San Diego

         On September 30, 1996, the Company entered into a License Agreement with the Zoological Society of San Diego pursuant to which the Company has been licensed to use the registered marks "Zoological

Society of San Diego", "Center for Reproduction of Endangered Species" and "CRES" in connection with the Company's Nature Baby(Registered) line. The license continues through September 30, 1999 and provides for the payment of a royalty of 3% of the adjusted gross invoice price of the licensed product, with a minimum royalty of $5,000. For the year ended December 31, 1998 sales of this line represented approximately 9.4% of the Company's net sales.

         E.       License from Rainforest Action Network

         On November 1, 1997, the Company entered into an agreement with Rainforest Action Network, a California non-profit corporation, pursuant to which the Company was granted a license to use the "Rainforest Action Network" name, "RAN" mark, and related logos in connection with the manufacture, advertising, sale and distribution of cold cast sculpted figurines and magnets in the United States and Canada. The license is for a term commencing November 1, 1997 to December 31, 1999, and renewable for one year thereafter provided the Company makes royalty payments of not less than $20,000 during the original term of the license. Under the agreement, the Company is obligated to pay a royalty on licensed products in an amount equal to 5% of the net sales price with a minimum royalty of $10,000 for the period November 1, 1997 through December 31, 1999. All licensed products are subject to prior approval of the licensor. For the year ended December 31, 1998 sales of this line represented approximately 1.3% of the Company's net sales.

Manufacture of Product

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

         During the year ended December 31, 1998, the Company made 20.6%, 18.3% and 12.3% of its purchases from three manufacturers or suppliers. Each of these suppliers is unaffiliated with the Company. The Company does not have any short or long term supply agreements or exclusive agreements with these suppliers. The Company believes that the loss of any of these suppliers would not have a material impact upon the Company's business, since it believes that multiple alternate suppliers are available to the Company at competitive prices.

New Product Lines

         With the acquisition of the assets of Corlett Collectables, Inc., the Company, in the first quarter of 1998, launched its line of handcrafted sculptures, figurines and collectibles of wild and domestic animals under the Healthy Planet Collectibles(Registered) trademark.

Marketing and Sales

         The Company's products are marketed to over 5,200 retail sales outlets which are comprised of card shops, stationery stores, gift and book stores, notions and variety shops, drug stores, department stores, and miscellaneous and multiple retail outlets. With the exception of Barnes & Noble Superstores, a national chain of bookstores which accounted for approximately 10.3% of the Company's net sales, for the year ended December 31, 1998, no other single customer of the Company accounted for 10% or more of the

Company's net sales. As of September 1997, Barnes & Noble Superstores no longer carry the Company's everyday card line due do to a change in vendors.

         The Company utilizes approximately 130 independent sales representatives who also represent the products of other companies. Independent sales representatives accounted for approximately 73.8% of Company sales for the year ended December 31, 1998 (with the balance of Company sales being generated via direct customer contact). Independent sales representatives are paid a fixed sales commission ranging from 5% to 25% of sales. For the year ended December 31, 1998, a total of $502,687 in commissions were paid to the sales representatives. During this period, no single sales representative accounted for more than 10% of the Company's sales.

         The Company has developed various merchandising programs which have been designed to provide increasing levels of benefits to its customers as customers' commitment to the Company's product lines increase. The Company's product line has been segmented and is targeted to specific markets. Sales literature, point of sale advertising and catalogs/flyers explain and highlight the Company's programs and products, and are used by sales representatives in presentations to customers. The Company provides a range of options, from small "promotional" displays to larger "departmental" displays.

Advertising and Sales Promotion

         The Company uses various methods to promote its products. It shows at certain trade and gift shows, and provides point of sale materials and a web site presence. In addition, it produces sales materials at the beginning of each season which feature new products and merchandising programs. One of the Company's most effective forms of retail advertising is the visual display of its products in display space in retail outlets. The Company believes that its cause related, nature and wildlife card and other product lines will be the indirect beneficiary of the promotion of each particular cause, and consumer concerns for the environment and nature preservation.

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

         The primary basis upon which the Company competes is the marketing of its cause related card lines and associated nature and wildlife card lines, which can only be obtained exclusively through the Company. This factor is a positive aspect to the business of the Company so long as there continues to be public awareness, support and identification with a particular cause or environmental issues. Conversely, should a cause fall out of vogue with the public, the attractiveness of a line may diminish. The Company does not view itself as being a significant competitive factor in the greeting card industry, though the Company does believe that growth and opportunity does present itself within the niche of cause related and associated card and other product lines.

Employees

         The Company currently has 25 full-time employees, including its four executive officers, 10 in administrative, managerial, and sales positions, and 11 warehouse persons. In peak seasons, the Company may employ up to 12 temporary employees for its warehouse operation. None of the Company's employees are represented by a labor union, and the Company considers its relationship with its employees to be good.

Trademarks and Copyrights

         In most cases, the Company either owns or shares ownership of the copyright with the photographers and artists who create products for the Company, although there are some photographers and artists who have the exclusive ownership of the copyright for the works published by the Company, in which case, the right to market and exploit the product is licensed to the Company in return for a royalty fee or one time payment for rights. To the extent that any single product enjoys substantial consumer acceptance or demand, the Company is dependent upon the validity of the copyright of such photograph. The loss or invalidity of a copyright will not have a material adverse effect on the Company since no single product, either published or distributed by the Company, accounts for a material portion of the Company's sales.

         The Company has registered HEALTHY PLANET PRODUCTS(Registered) as a trademark in association with its environmentally cause-related product lines, and has completed registration of the name, logo and design of HEALTHY PLANET PRODUCTS with the United States Patent and Trademark Office and the European Community.

         The Company has also registered the "Sea Dreams", "Nature Baby" and "Healthy Planet Collectibles" names, logos, and designs as trademarks used in connection with its various product lines.


Item 2. Properties

         The Company's offices and business facilities are located in an entire self-contained building located in Petaluma, California.

         On February 12, 1996, the Company entered into a Lease Agreement with RNM Lakeville, L.P., as landlord, for premises 1700 Corporate Circle, Petaluma, California. The Company completed the physical relocation of its executive offices and warehouse to the new facility in April 1996. The premises are comprised of an entire self-contained building of tilt-up concrete construction, fully sprinklered, located in an established business park consisting of approximately 52,000 square feet, of which approximately 6,700 square feet is first floor office space and approximately 45,300 square feet is warehouse space. Commencing the fourth year of the lease term, the Company will occupy an additional 8,600 square feet which will then comprise 79% of the entire building. The lease is for a term of 10 years through April 30, 2006, and may be extended pursuant to three extension options for one period of 2 years and two successive periods of 5 years each. The lease is on a "triple net basis" pursuant to which the Company is to pay a monthly rent of $26,486 during the first year of the lease term, $28,045 per month for the second and third years of the lease term, $31,161 per month for the portion of the fourth year of the lease term until the balance of the building is occupied, and $36,307 per month for the remainder of the fourth year of the lease term through the sixth year of the lease term, and $39,938 per month for the seventh through tenth years of the lease term. In addition to the monthly rent provided, the Company is to pay, as additional rent, all taxes, insurance premiums, maintenance and repair costs relating to the Company's use and occupancy of the premises.


Item 3. Legal Proceedings

         The Company is not a party to any material pending legal proceedings, other than ordinary routine litigation incidental to the business.

Item 4. Submission of Matters to a Vote of Security Holders

         Not Applicable.


                   [BALANCE OF PAGE INTENTIONALLY LEFT BLANK]

                                     PART II


Item 5. Market for and Dividends on the Registrant's Common Equity and Related Stockholder Matters

A.       Principal Market

         The American Stock Exchange is the principal market for the Company's Common Stock, where its shares are traded under the symbol "HPP."

B.       Market Information

         American Stock Exchange

         The following are the high and low closing prices for the Company's Common Stock for the periods indicated:


                             Year                 High        Low
                             ----                 ----        ---

                             1998
                        1st Quarter              3 3/4      2 7/16
                        2nd Quarter             2 7/16      1 5/16
                        3rd Quarter              1 1/2         3/4
                        4th Quarter                  1         1/2


                             Year                 High        Low
                             ----                 ----        ---

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

D.       Approximated Number of Equity Security Holders

         The approximate number of record holders of the Company's Common Stock as of March 25, 1999 was 128. Such number of record owners was determined from the Company's shareholder records, and does not include beneficial owners of the Company's Common Stock whose shares are held in the names of various security holders, dealers and clearing agencies. The Company believes that the number of beneficial owners of its Common Stock held by others as or in nominee names exceeds 1,000 in number.

Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations

Special Note Regarding Forward-Looking Statements

         Certain statements in this Form 10-KSB, including information set forth under Item 6 "Management's Discussion and Analysis of Financial Condition and Results of Operations" constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Act"). The Company desires to avail itself of certain "safe harbor" provisions of the Act and is therefore including this special note to enable the Company to do so. Forward-looking statements included in this Form 10-KSB or hereafter included in other publicly available documents filed with the Securities and Exchange Commission, reports to the Company's stockholders and other publicly available statements issued or released by the Company involve known and unknown risks, uncertainties, and other factors which could cause the Company's actual results, performance (financial or operating) or achievements to differ from the future results, performance (financial or operating) achievements expressed or implied by such forward looking statements. Such future results are based upon Management's best estimates based upon current conditions and the most recent results of operations. These include purchasing plans and programs of certain large chain buyers relating to holiday product, recently experienced decline in both net sales and gross margin as well as increases in general and administrative expenses, net operating losses in each of the two most recent fiscal years, the recent adverse trend in the general retail environment, general economic conditions, competition generally and specifically relating to greeting cards having environmental, nature or wildlife themes, the ability of the Company to sustain consumer demand for the Company's principal Sierra Club card line, and the ability of the Company to successfully market its line of handcrafted sculptures and figurines, the absence of long term supply contracts which could make production costs unpredictable. In addition, the ability of the Company to enhance and expand its product mix and to successfully introduce new products which will meet with consumer acceptance may also affect future results.

Results of Operations

         1998 Compared to 1997

         Sales for the year ended December 31, 1999 were $3,633,900, reflecting a decrease versus the prior year level of $4,099,600 of 11.3%. Everyday product sales finished the year down 7.1% and seasonal sales finished the year down 22.9% to account for the overall decline. Sales of the Company's newly acquired collectibles line amounted to $423,000, accounting for 10.3% of total sales, were offset by declines in the Company's other product sales of 21.6% to result in the overall decline. Included in the year end results was a provision for future returns of approximately $363,000. This provision recognizes and provides for the return of unsold seasonal product from customers who have qualified for a return privilege.

         During 1998, sales of the Company's largest product line, the Sierra Club line, accounted for 65.5% of total revenues compared to 70.4% for 1997 and showed a year to year decline of revenues of 17.6%. A continuing decline in holiday boxed card sales combined with a drop off of everyday card sales resulted in the overall Sierra Club revenue decline. Sales of the Company's other product lines excluding Sierra Club and collectibles finished the year 30.8% below prior year results. Excluding the impact of the Company's new collectibles line all other Company revenues finished the year even with prior year results.

         The Company reported an operating loss of $2,905,500 or $1.28 per share. Gross margin declined from the prior year level of $1,616,300 by $1,357,200 or 84.0%. In addition to the gross margin decline, caused by the revenue shortfall and an increased inventory reserve, an increase in operating expenses of $444,700 resulted in the overall decline. Increased costs associated with the launch of the Company's new collectibles line accounted for the increased operating expenses and an increase in inventory reserves of $665,000 resulted in the overall operating result decline. Inventory reserves will be evaluated quarterly based on actual and projected sales.

         Cost of sales amounted to $3,374,800 for the year ended December 31, 1998 representing 92.9% of sales. This compares unfavorably to the prior year rate of 60.6% due to the impact of increased inventory reserves taken to provide for the write off of slow moving and obsolete inventory.

         Selling, shipping and marketing expenses of $1,559,200 were $227,500 or 17.1% higher than the previous year due primarily to start up costs associated with the Company's new collectibles line and increased advertising costs on all the Company's product lines.

         General and administrative expenses amounted to $1,605,400 reflecting an increase versus the prior year level of $1,388,200 of $217,200 or 15.6%. Increased personnel and facility costs associated with the Company's new collectibles line accounted for the year to year increase.

         The Company's net loss for the year ended December 31, 1998 was $3,154,800 or $1.39 per share. This level compares unfavorably to the prior years net loss of $1,843,800 or $.97 per share. The decline in gross margin, an increase in operating expenses and the impact of establishing a valuation allowance on the Company's deferred tax asset resulted in the net loss. A valuation allowance of $2,974,300 reduced the deferred tax asset by $500,000 for the year ended December 31, 1998 representing $.22 of the total loss of $1.39 per share.

         Management of the Company has decided to record a valuation allowance of $2,974,300 against deferred tax assets, due in part to the current year loss before income taxes of $2,654,000. Management believes that it is more likely than not that the tax benefits of the remaining net operating loss carryforwards, net of valuation allowance, will be realized. Management's belief is based on expected sales of the Healthy Planet Collectibles line and new sales and marketing strategies for existing card lines. In order to utilize the full benefit of the deferred income tax asset, the Company needs to realize aggregate taxable income of approximately $934,000, which it expects to generate during the years 1999 through 2007. In calculating the benefit from the loss carryforwards, the Company has taken into account the provisions of Section 382 of the Internal Revenue Code and anticipated expiration of loss carryforwards due to time limitations. The Company has not contemplated the use of any new tax planning strategies in calculating the deferred income tax asset.

Liquidity and Capital Resources

         Total assets at December 31, 1998 amounted to $4,639,800 which reflected a decrease versus the prior year level of $8,036,000 by $3,396,200 or 42.2%. A decline in cash and cash equivalents, marketable securities, inventory and deferred tax assets resulted in the overall decline.

         At December 31, 1998, the Company's working capital was $2,571,100. This compared to the 1997 working capital of $5,406,000 for a year to year decline of $2,834,900. The year to year decline was due to lower cash and marketable securities, receivables, inventories, prepaid expenses and deferred income taxes. The Company remains liquid with a current ratio of 4.9 to 1.

         The primary source of the Company's liquidity is cash internally generated from operations and cash and cash equivalents on hand. In addition, in September 1997, the Company sold Common Stock and Common Stock Purchase Warrants to an investor (and certain of his affiliates), who became a Director upon making the investment for an aggregate of $975,000.

         Subsequent to December 31, 1998, the rights offering Registration Statement filed by the Company in December, 1998 was declared effective. As a result of the rights offering, the Company issued an aggregate of 1,552,216 shares of Common Stock and received an aggregate of approximately $1,649,230 in gross proceeds.

         Net cash used in operations during 1998 amounted to $1,143,800. Operating losses required $1,537,400 in cash offset in part by $393,600 provided by changes in the net receivables, inventory, other assets and liabilities. Cash provided from investing activities amounted to $125,800 comprised principally of the maturation of marketable securities during 1998. Financing activities consisted of $105,500 in cash being used to repay Corlett Collectables' note.

         The Company believes and anticipates that the primary source of its liquidity and capital resources for its coming fiscal year will primarily be from cash on hand and from cash internally generated from sales; all of which the Company believes will be adequate and sufficient for its operations for 1999. Longer term, the Company's source of liquidity and capital resources are expected to be primarily internally generated cash from sales and the possible exercise of existing Common Stock Purchase Warrants, which the Company believes should be adequate for its operations for the forseeable future. Although the loss of Barnes & Noble as a customer is likely to result in lower revenues for the Company in 1999 and possibly beyond, the Company expects that the impact on liquidity can be offset by the use of the current asset to satisfy working capital requirements. The Company believes that its cash on hand is sufficient to sustain operations at current sales levels for at least two years. The Company is hopeful that sales of its new Collectibles line will help offset the declines in sales of greeting cards. The Company will also continue to explore the acquisition of new product lines as a means of augmenting sales. There is no assurance, however, that sales from the Collectibles product line or from any new product line which may be acquired will be sufficient to satisfy the Company's long term cash requirements. If they do not, the Company would seek equity and/or debt financing in order to obtain the additional capital that would be needed.

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

Year 2000

The Company has substantially completed a comprehensive review of its products, internal systems and procedures to ensure Year 2000 compliance. The Company's Year 2000 status is as follows:

o The Company has established a plan, including a Year 2000 committee comprised of senior management of the Company, to assess the Year 2000 impact on its internal systems, infrastructure, facilities, suppliers and vendors, as well as products and services, in order to minimize any interruption of the Company's operations or its ability to serve its customers. The assessment phase has been substantially completed.

o The Company believes that its current systems will be Year 2000 compliant and that no additional material expenditures will be required to address Year 2000 compliance of the Company's internal computer systems. The Company has established a timetable targeting September 1, 1999 as the completion date for any necessary remediation efforts based upon the results of its assessment.


Based upon currently available information, management has no reason to believe that the Company will not meet its compliance goals and does not anticipate that the cost of effecting Year 2000 compliance will have a material impact on the Company's financial condition, results of operations or liquidity. Nevertheless, achieving Year 2000 compliance is dependent upon many factors, some of which are not completely within the Company's control. Should the Company's internal systems, or the internal systems of one or more of its vendors, customers or other entities with which the Company transacts business, fail to achieve Year 2000 compliance, the Company's business, financial condition and results of operations could be adversely affected.


Item 7. Financial Statements and Supplementary Data

         See Index to Financial Statements attached hereto.


Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

         Not Applicable.


                   [BALANCE OF PAGE INTENTIONALLY LEFT BLANK]

                                    PART III


Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

         The Directors and Executive Officers of the Company are as follows:


Name                           Age        Position
----                           ---        --------

Bruce A. Wilson                47         President, Chief Executive, Chief
                                          Operating and Chief Financial
                                          Officer
M. Scott Foster                47         Vice President - Sales and Marketing
Ricky Williams                 42         Vice President - Operations
John V. Winfield               52         Chairman of the Board of Directors
William J. Nance               55         Treasurer, Director
Michael G. Zybala              46         Secretary, Director
Daniel R. Coleman              42         Director
Robert W. Sweitzer             54         Director


         The Company's Certificate of Incorporation provides for a staggered Board of Directors. The following persons are Directors of the Company for the classes and terms as follows:

              Director                  Class                 Term Expires
              --------                  -----                 ------------

         Bruce A. Wilson                  1                       2001
         William J. Nance                 1                       2001
         Michael G. Zybala                2                       2000
         Daniel R. Coleman                2                       2000
         John V. Winfield                 3                       1999
         Robert W. Sweitzer               3                       1999

         All Officers serve at the discretion of the Board of Directors. None of the Officers or Directors are related to each other. Set forth below is certain biographical information for each Director and Officer.

         Bruce A. Wilson joined the Company as Vice-President of Operations on October 15, 1987, and has been President of the Company, Chief Financial and Chief Operating Officer since January 28, 1988, and a Director since January 28, 1988. In August, 1994, Mr. Wilson assumed the added position of Chief Executive Officer. Mr. Wilson served as Chairman from 1987 through 1998. From 1985 to 1987, Mr. Wilson was employed by Russ Berrie and Company Inc. as General Manager of its Russ West Division, a company whose business is impulse gifts. Prior thereto, Mr. Wilson was employed by Richardson Vicks Inc. in various capacities, the last of which was from 1983 to 1984 as Executive Assistant to the Executive Vice-President at Vidal Sassoon, Inc.

         M. Scott Foster joined the Company as Vice-President of Sales and Marketing in 1993. He is currently employed by the Company on an at will basis. Mr. Foster was formerly employed by Russ Berrie and Company from June, 1980 to April, 1993, where he served in various positions in sales management, the most recent of which was Regional Vice President of Sales, in which capacity Mr. Foster served from January, 1990 through April, 1993.

         Ricky Williams joined the Company in 1985 as a systems analyst and, since 1988, served as the Company's Data Processing Manager. In November, 1990, Mr. Williams was appointed Vice President of Operations effective as of January 1, 1991.

         John V. Winfield, elected Chairman of the Board on August 5, 1998, was first elected a Class 3 Director on September 29, 1997 in connection with a private transaction in which he and a company with which he is affiliated purchased an aggregate of 300,000 shares of the Company's Common Stock and 300,000 Common Stock Purchase Warrants for an aggregate of $975,000. In connection with this transaction, the Company has agreed to use its best efforts to cause Mr. Winfield to be elected as a Director through the year 2000. Mr. Winfield is the Chairman of the Board, President and Chief Executive Officer of the InterGroup Corporation, having first been appointed as such in 1987. InterGroup is a public company traded on the NASDAQ Stock Market (INTG). Mr. Winfield also presently serves as Chairman and Chief Executive Officer of Santa Fe Financial Corporation (SFEF) and Portsmouth Square, Inc. (PRSI), both public companies.

         William J. Nance was elected as a Class I Director in August, 1998. Mr. Nance is Founder and has been, for the past five years, President of Century Plaza Printers, Inc. He is a certified public accountant and private consultant. Mr. Nance is also Treasurer and Director of The InterGroup Corporation and a Director of Santa Fe Financial Corporation and Portsmouth Square, Inc, each of which is a public company.

         Michael G. Zybala, Esq. was elected as a Class 2 Director in June 1998. Since 1993, Mr. Zybala has been General Counsel for Santa Fe Financial Corporation and Portsmouth Square, Inc. He has also served as Vice President and Secretary of those entities since February 1998.

         Daniel R. Coleman was first elected as a Director of the Company on August 29, 1996. He has, for the last five years, been a general partner in three limited partnerships that invest in United States equity securities. He also serves as President of Clyde Hill Research, a consulting firm to investment managers.

         Robert W. Sweitzer, Ph.D. was elected a Class 3 Director on August 5, 1998. He has, for the last five years, been on the faculty of the Peter F. Drucker Graduate Management Center at the Claremont Graduate School. In addition, he has served as a consultant to business and industry in the areas of strategic planning, marketing and franchise distribution.

Certain Reports; Compliance with Section 16(a) of the Exchange Act

         No person who, during the fiscal year ended December 31, 1998, was a Director, Officer or beneficial owner of more than ten percent of the Company's Common Stock (which is the only class of securities of the Company registered under Section 12 of the Securities Exchange Act of 1934 (the "Act") (a "Reporting Person"), failed to file on a timely basis, reports required by
Section 16 of the Act during the most recent fiscal year or prior years. The foregoing is based solely upon a review by the Company of Forms 3 and 4 during the most recent fiscal year as furnished to the Company under Rule 16a-3(d) under the Act, and Forms 5 and amendments thereto furnished to the Company with respect to its most recent fiscal year, and any representation received by the Company from any reporting person that no Form 5 is required.

Item 10.  Executive Compensation

Summary Compensation

         The following provides certain information concerning all Plan and Non-Plan (as defined in Item 402 (a)(ii) of Regulation S-B) compensation awarded to, earned by, paid or accrued by the Company during the years ended December 31, 1998, 1997 and 1996, to the Chief Executive Officer and each of the named executive Officers of the Company.


                                            SUMMARY COMPENSATION TABLE

                                                                                               Long Term Compensation
                                                              Annual Compensation                      Awards
                                                      --------------------------------------------------------------------

                                                                                                         No. of Securities
                                                                                        Restricted       Underlying
Name and Principal                                                    Other Annual      Stock            Options/SARs
Position                     Year       Salary        Bonus           Comp.             Award(s)         Granted
--------------------------------------- ---------------------------------------------------------------- -----------------
Bruce A. Wilson              1998        $150,000    $     -            $17,676(2)      $  2,750(3)             -
President, Chief Executive,  1997        $150,000          -            $23,526(2)      $ 14,500(3)             -
Chief Operating and          1996        $150,000    $     19,867(1)    $23,720(2)      $ 15,000(3)             -
Chief Financial Officer

Ricky Williams               1998         $90,000    $      -            $9,738(4)          -                   -
Vice President of            1997         $90,000           -            $9,670(4)          -                   -
Operations                   1996         $88,600    $      9,000        $5,642(4)          -                   -

M. Scott Foster              1998        $100,000    $    -             $24,825(5)          -                   -
Vice-President of            1997        $100,000         -             $24,825(5)          -                   -
Sales and Marketing          1996        $100,000    $     11,411       $24,825(5)          -                   -

----------

(1) Mr. Wilson commenced serving as Chief Executive Officer in August, 1994. Mr. Wilson receives an incentive bonus based upon the Company's net pre-tax profit before interest expense for each calendar year during the term. The amount of incentive bonus ranges from 8% of the first $100,000 of net pre-tax profit to 3% of the net pre-tax profit in excess of $250,000.

(2) Includes: (i) for 1998, an automobile allowance of $12,000, the payment of premiums on a term life insurance policy of $4,026 and the payment of taxes on 4,000 shares of restricted Common Stock which vested on December 31, 1998 of $1,650; (ii) for 1997, an automobile allowance of $12,000, the payment of premiums on a term life insurance policy of $2,826 and the payment of taxes on 4,000 shares of restricted Common Stock which vested on December 31, 1997 of $8,700; and (iii) for 1996, an automobile allowance of $12,000, the payment of premiums on a term life insurance policy of $2,720 and the payment of taxes on 4,000 shares of restricted Common Stock which vested on December 31, 1996 of $9,000.

(3) In April, 1991, Mr. Wilson was granted 60,000 restricted shares vesting at the rate of 4,000 shares per year on December 31 of each year, over a 15 year period subject to certain accelerations. As of December 31, 1998, an aggregate of 32,000 shares have vested. Amounts reported under this column represent the fair market value, without giving effect to the diminution in value attributable to the restriction of such stock, of 4,000 shares of the Company's Common Stock which have vested each year, as valued on December 31 of each year. See "Other Annual Compensation", with respect to the cash payment for taxes attributable to these shares. As of December 31, 1998, the aggregate restricted stock holdings of Mr. Wilson consisted of 52,000 shares valued at $35,750, the market value of these shares as of December 31, 1998, without giving effect to the diminution in value attributable to the restriction of such stock.

(4) Includes: (i) for 1998, an automobile allowance of $9,000 and the payment of premiums on a term life insurance policy of $738; (ii) for 1997, an automobile allowance of $9,000 and the payment of premiums on a term life insurance policy of $670; and (iii) for 1996, an automobile allowance of $5,040 and payment of premiums on a term life insurance policy of $601.

(5) Mr. Foster has served as Vice-President of Sales since 1993. He is currently employed by the Company on an at will basis. The information set forth above includes: (i) for 1998, an expense allowance of $24,000 and the payment of premiums on a term life insurance policy of $825; (ii) for 1997, an expense allowance of $24,000 and the payment of premiums on a term life insurance policy of $825; and (iii) for 1996, an expense allowance of $24,000 and the payment of premiums on a term life insurance policy of $825.

STOCK OPTIONS/SAR GRANTS

         No stock option grants or Stock Appreciation Rights ("SARs") were made during the year ended December 31, 1998 to any of the named executive Officers of the Company.

               AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR
                      AND FISCAL YEAR END OPTION/SAR VALUES

         The following table contains information with respect to the named executive Officers concerning options held as of the year ended December 31,1998.


                                                                Number of Securities
                             Shares                            Underlying Unexercised        Value of Unexercised In-
                          Acquired on           Value            Options/SARs as of           the-Money Options/SARs
        Name              Exercise (#)      Realized ($)          December 31, 1998           at December 31, 1998(1)
---------------------  ------------------  ---------------  -----------------------------  -----------------------------
                                                              Exercisable/Unexercisable      Exercisable/Unexercisable
                                                            -----------------------------  -----------------------------
Bruce A. Wilson                 -          $     -             102,500/         -             $    -     /      -
Ricky Williams                  -          $     -              55,000/         -             $    -     /      -
M. Scott Foster                 -          $     -             102,500/         -             $    -     /      -

----------

(1) Based upon the average closing bid and asked prices of the Company's Common Stock on December 31, 1998 ($.69 per share), less the exercise price for the aggregate number of shares subject to the options, none of the Options/SARs are in-the-money.

Employment Agreements

         On May 15, 1995, the Company entered into Amended and Restated Employment Agreements with its President, Chief Executive, Chief Operating and Chief Financial Officer, Mr. Bruce A. Wilson.

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

         In April, 1991, Mr. Wilson was granted 60,000 restricted shares under the Company's 1991 Senior Management Incentive Plan. These restricted shares are to vest at the rate of 4,000 shares per year over a 15 year period, subject to acceleration of vesting in certain circumstances. Except in the event of acceleration, each year, upon the vesting of each 4,000 shares, the Company is to pay to Mr. Wilson a cash bonus equal to 60% of the market value of the vested shares, for the principal purpose of offsetting taxes attributable to the vesting of the shares. The grant of restricted shares to Mr. Wilson was in furtherance of the desire of the Board of Directors to have Mr. Wilson have a significant stock interest in the Company which would recognize his past performance and incentivize his continued efforts to maximize the value of the Company for all stockholders. As of December 31, 1998, an aggregate of 32,000 restricted shares were vested. In the event of certain Change in Control transactions, all then unvested restricted shares become immediately vested.

         On December 31, 1998, the Company entered into a new at will employment agreement with Mr. Foster, pursuant to which Mr. Foster's employment as Vice-President of Sales and Marketing has been continued. During the continuation of his employment he is to be compensated at the rate of $100,000 per annum. He is entitled to receive health insurance and life insurance benefits, reimbursement for actual expenses and a 2,000 per month automobile allowance. In addition to his Base Salary he is to receive an Incentive Bonus of 2% on net sales on initial orders to new accounts effected by him, a 5% quarterly commission on personal net sales on orders to his existing personal accounts on shipments in excess of $125,000, a 2% commission on net sales of the Company's regional managers in excess of $120,000 annual sales or $30,000 quarterly sales and a 2% commission on net sales of the Company in excess of 110% of the Company's prior years net sales, paid quarterly and adjusted annually.

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

Senior Management Incentive Plan

         The Company's 1991 Senior Management Incentive Plan (sometimes referred to as the "Plan" or the "Management Plan") currently provides for the issuance of up to 465,000 shares of the Company's Common Stock in connection with the issuance of stock options and other stock purchase rights to executive Officers, key employees and consultants. To date, options to acquire a total of 265,000 shares remain outstanding. In addition, 60,000 restricted shares have been issued under the Plan, of which 32,000 restricted shares have vested.

         The Management Plan is intended to attract and retain key executive management personnel whose performance is expected to have a substantial impact on the Company's long-term profit and growth potential by encouraging and assisting those persons to acquire equity in the Company. It is contemplated that only those executive management employees (generally the Chairman of the Board, Vice-Chairman, Chief Executive Officer, Chief Operating Officer, President and Vice-Presidents of the Company) who perform services of special importance to the Company, will be eligible to participate under the Management Plan, although other full time employees of the Company are eligible to participate under the Plan. A total of 465,000 shares of Common Stock are currently reserved for issuance under the Management Plan. It is anticipated that awards made under the Management Plan will be subject to three-year vesting periods, although the vesting periods are subject to the discretion of the Administrator of the Board.

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

         As of March 25, 1999, there were outstanding options to purchase 70,000 shares under the Director Plan, at exercise prices ranging from $1.31 to $10.50 per share, respectively.

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


Item 11. Security Ownership of Certain Beneficial Owners and Management

         The following table sets forth certain information as of March 25, 1999 with respect to the ownership of Common Stock by (i) the persons (including any "group" as that term is used in Section 13(d)(3) of the

Securities Exchange Act of 1934, as amended), known by the Company to be the beneficial owner of more than five percent of any class of the Company's voting securities, (ii) each Director and each Officer identified in the Summary Compensation Table, and (iii) Directors and Executive Officers as a group:


                                                 Amount and Nature
                                                Beneficial Ownership
                                                   and Percentage
                                     ------------------------------------------
  Name and Address of                  Number of
    Beneficial Owner                    Shares                  Percentage
-------------------------------      ------------         ---------------------

Bruce A. Wilson................         155,600(1)                  3.9%
1700 Corporate Circle
Petaluma, CA 94954

John V. Winfield...............       2,122,846(2)                 46.9%
2121 Avenue of the Stars
Los Angeles, CA 90067

The InterGroup Corporation.....       1,305,073(3)                 31.0%
2121 Avenue of the Stars
Los Angeles, CA 90067

Grace & White Inc..............         238,700(4)                  6.2%
515 Madison Avenue
New York, NY 10022

Starr Securities, Inc..........         191,048(5)                  4.9%
19 Rector Street
New York, NY 10006

Michael G. Jesselson...........         182,071(6)                  4.7%
1301 Avenue of the Americas
New York, NY 10019

Erica Jesselson................         182,071(6)                  4.7%
1301 Avenue of the Americas
New York, NY 10019

Lucy Lang......................         182,071(6)                  4.7%
1301 Avenue of the Americas
New York, NY 10019

Benjamin J. Jesselson..........         182,071(6)                  4.7%
1301 Avenue of the Americas
New York, NY 10019

Paul Bluhdorn..................         181,256(7)                  4.7%
P.O. Box 7854
Burbank, CA 91510

Estate of Ludwig Jesselson.....         175,488(6)                  4.6%
1301 Avenue of the Americas
New York, NY 10019

M. Scott Foster................         102,500(8)                  2.6%
1700 Corporate Circle
Petaluma, CA 94954

                                                           Amount and Nature
                                                          Beneficial Ownership
                                                             and Percentage
                                     ------------------------------------------
  Name and Address of                  Number of
    Beneficial Owner                    Shares                  Percentage
-------------------------------      ------------         ---------------------

Yvette Bluhdorn................          71,738(9)                  1.9%
P.O. Box 7854
Burbank, CA 91510

Mark S. Siegel.................          70,062(10)                 1.8%
P.O. Box 7854
Burbank, CA 91510

Ricky Williams.................          55,000(11)                 1.4%
1700 Corporate Circle
Petaluma, CA 94954

Daniel R. Coleman..............          15,000(12)                  *
500 108th Avenue, NE
Bellevue, WA 98004

Michael G. Zybala..............           5,000(13)                  *
11315 Rancho Bernardo Road,
Suite 129
San Diego, CA 92127

William J. Nance...............           5,000(13)                  *
ABC Entertainment Center
2040 Avenue of the Stars
Los Angeles, CA 90067

Robert W. Sweitzer, Ph.D.......           5,000(13)                  *
The Claremont Graduate School
925 N. Dartmouth Avenue
Claremont, CA 91711

All Officers and Directors
   as a Group (8 persons
   in number)..................       2,465,946                    50.7%

----------

*    Less than one percent (1%)

(1) Includes 102,500 vested and presently exercisable options and 53,100 restricted shares subject to vesting at the rate of 4,000 shares per year on December 31st in each year.

(2) Based upon information contained in an amendment to a Schedule 13D dated March 22, 1999 (the "Winfield 13D"), on behalf of Mr. Winfield, the InterGroup Corporation ("InterGroup") and Santa Fe Financial Corporation ("Santa Fe"), and corporate records of the Company. Includes (i) 502,800 shares of Common Stock and warrants to purchase 304,972 shares of Common Stock owned by Mr. Winfield; (ii) 841,800 shares of Common Stock and warrants to purchase 363,225 shares of Common Stock owned by InterGroup and as to which Mr. Winfield has shared voting and dispositive power; (iii) 89,100 shares of Common Stock and warrants to purchase 10,949 shares of Common Stock owned by Santa Fe and as to which Mr. Winfield has shared voting and dispositive power; and (iv) options to purchase 10,000 shares of Common Stock granted to Mr. Winfield pursuant to the Company's Non-Employee Director Plan. As of November 30, 1998, Mr. Winfield owned 44.0% of InterGroup, per a proxy dated December 11, 1998. As of December 21, 1998, InterGroup controls 51.7% of Santa Fe. Mr. Winfield is the Chairman and CEO of both Santa Fe and InterGroup.

(3) Based upon information contained in the Winfield 13D and corporate records of the Company. Includes (i) 841,800 shares of Common Stock and 363,225 warrants owned by InterGroup and (ii) 89,100 shares of Common Stock and 10,949 warrants owned by Santa Fe.

(4) Based upon information contained in an amendment to a Schedule 13G dated February 9, 1999, filed on behalf of Grace & White Inc. ("Grace"). According to the amended Schedule 13G, Grace is a registered investment advisor with voting power and sole dispositive power over 12,900 and 238,700 shares, respectively.

(5) Based upon: (i) information contained in an amendment to a Schedule 13D dated March 3, 1992 filed on behalf of Starr Securities, Inc. and its stockholders as members of a group (the "Starr 13D"); and (ii) records of the company indicating a transfer by Starr of 12,500 warrants included in the Starr 13D. The beneficial ownership includes 131,048 shares of Common Stock owned of record by Starr and 60,000 warrants which vested and became exercisable on November 4, 1996. According to the Starr 13D, Starr is a registered broker-dealer and the share ownership reported therein does not include shares held by Starr in its trading account.

(6) Ludwig Jesselson died on April 3, 1993. Michael G. Jesselson, Lucy Lang, Erica Jesselson and Benjamin J. Jesselson are the four executors (collectively, the "Executors") of the Estate of Mr. Jesselson (the "Estate") and, as such, retain authority with regard to the disposition of the shares. The information on the Executors' and the Estate's beneficial ownership is based on information contained in an amendment to a Schedule 13G dated February 9, 1999 (the "Jesselson 13G"), filed on behalf of Michael Jesselson, Lucy Lang, Erica Jesselson, Benjamin J. Jesselson, a trust created under the will of Ludwig Jesselson f/b/o Erica Jesselson, and the Estate of Ludwig Jesselson. It includes 175,488 shares of Common Stock owned by the Estate of Ludwig Jesselson and 6,583 shares of the Common Stock owned by a trust f/b/o Erica Jesselson created under the will of Ludwig Jesselson. Each of the Executors is a trustee of the trust f/b/o Erica Jesselson and, as such, are deemed to be the beneficial owners of the 6,583 shares.

(7) Based on information contained in an amendment to a Schedule 13D dated January 27, 1993 (the "Bluhdorn 13D"), filed on behalf of Paul Bluhdorn, Yvette Bluhdorn and Mark Siegel. It includes 31,250 shares of the Company's Common Stock owned by Mr. Bluhdorn, and 150,006 shares of Common Stock issued in February, 1998 upon conversion of 150,006 shares of series D preferred stock owned by Mr. Bluhdorn. It does not include shares of Common Stock owned by Ms. Bluhdorn or Mr. Siegel, as to which shares of Common Stock Mr. Bluhdorn disclaims beneficial ownership.

(8)  Includes 102,500 vested and presently exercisable options.

(9) Based on information contained in the Bluhdorn 13D and corporate records of the Company. Does not include shares of Common Stock owned by Mr. Bluhdorn and Mr. Siegel as to which shares of Common Stock Ms. Bluhdorn disclaims beneficial ownership.

(10) Based on information contained in the Bluhdorn 13D and corporate records of the Company.

(11) Includes 55,000 vested and presently exercisable options.

(12) Includes 15,000 vested and presently exercisable options.

(13) Includes 5,000 vested and presently exercisable options.


Item 12. Certain Relationships and Related Transactions

         For information concerning the employment agreements of Bruce A. Wilson, Ricky Williams and M. Scott Foster, see Item 10 "Executive Compensation".

         For information concerning the issuance of 60,000 restricted shares to Mr. Bruce A. Wilson, see Item 10 "Executive Compensation".

         On September 29, 1997, the Company completed a transaction with John Winfield and InterGroup Corporation ("InterGroup"), an affiliate of Mr. Winfield. Pursuant to the transaction, the Company sold 150,000 shares of its Common Stock to Mr. Winfield for an aggregate of $487,500 and sold 150,000 shares of its Common Stock to InterGroup for an aggregate of $487,500. As part of the transaction, Mr. Winfield and InterGroup were each issued warrants to purchase 150,000 shares each of the Company's Common Stock, of which one-third of such warrants are exercisable at $4.00 per share, one-third at $4.25 per share, and one-third at $4.50 per share, subject to adjustment under certain circumstances. The warrants are exercisable commencing September 29, 1997 and may be exercised through September 29, 2002. Mr. Winfield and InterGroup were each accorded certain demand and piggyback registration rights. In connection with the transaction, Mr. Winfield was elected a Class 3 Director and the Company agreed to use its best efforts to cause Mr. Winfield to be elected as a Director through September 29, 2000. As of August 5, 1998, Mr. Winfield has served as the Chairman of the Board of Directors of the Company.

         On March 16, 1999, the Company completed a rights offering which commenced on February 22, 1999. Mr. Winfield, InterGroup and Santa Fe Financial Corporation ("Santa Fe"), a subsidiary of InterGroup, agreed to exercise all of their respective basic rights in the rights offering. In exchange for this commitment, the Company issued to Mr. Winfield, InterGroup and Santa Fe additional warrants to purchase an aggregate of 250,000 shares of Common Stock at an exercise price of $1.1875 per share, distributed pro rata according to their ownership percentage before the rights offering, as follows:

90,399 to Mr. Winfield, 148,652 to InterGroup and 10,949 to Santa Fe. The warrants are exercisable commencing February 22, 1999 and may be exercised through February 22, 2004. Mr. Winfield, InterGroup and Santa Fe were each accorded certain demand and piggyback registration rights. The Company did not offer warrants to any other stockholders in connection with the rights offering.

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

                                  HEALTHY PLANET PRODUCTS, INC.


                                  By: /s/ Bruce A. Wilson
                                      ------------------------------------
                                      Bruce A. Wilson
                                      President, Chief Executive, Chief
                                      Operating and Chief Financial Officer

Dated: March 31, 1999

         In accordance with the Exchange Act, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


/s/ Bruce A. Wilson                                   March 31, 1999
--------------------------------------
Bruce A. Wilson
President, Chief Executive, Chief
Operating and Chief Financial Officer
(Principal Executive, Financial
and Accounting Officer) and Director


/s/ William J. Nance
--------------------------------------                March 31, 1999
William J. Nance
Director


/s/ John V. Winfield
--------------------------------------                March 31, 1999
John V. Winfield
Chairman of the Board


/s/ Michael G. Zybala
--------------------------------------                March 31, 1999
Michael G. Zybala
Director


/s/ Daniel R. Coleman
--------------------------------------                March 31, 1999
Daniel R. Coleman
Director


/s/ Robert W. Sweitzer
--------------------------------------                March 31, 1999
Robert W. Sweitzer
Director

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

         4.l* Form of Common Stock Certificate [Exhibit 4 to Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1990]

         4.3* Form of Rights, Designation and Preferences of Series D Preferred Stock [Exhibit 4 to Current Report on Form 8-K dated January 8, 1993]

         10.1* Form of Employment Agreement between Registrant and Bruce A. Wilson [Exhibit 10.1 to Current Report on Form 8-K dated December 21, 1990]

         10.2* Extension Agreement dated February 24, 1993 between Registrant and Bruce Wilson extending Employment Agreement [Exhibit 10.3 to Annual Report on Form 10-KSB dated March 22, 1993]

         10.3* Extension and Modification Agreement dated September 10, 1993 extending Employment Agreement of Ricky Williams [Exhibit 10.1 to Current Report on Form 8-K dated September 24, 1993]

         10.4* Modification to Employment Agreement of Bruce A. Wilson [Exhibit 10 to Current Report on Form 8-K dated November 3, 1993]

         10.5* License Agreement between Registrant and Sierra Club dated December 30, 1994 [Exhibit 10.1 to Current Report on Form 8-K dated January 24, 1995]

         10.6* License Agreement between Registrant and The Wilderness Society dated June 24, 1994 [Exhibit 10.1 to Current Report on Form 8-K dated July 1, 1994]

         10.7* License Agreement between Registrant and The Marine Mammal Center dated July 28, 1994 [Exhibit 10.10 to Form 10-KSB for year ended December 31, 1995]

         10.8* Lease for premises 1694-1736 Corporate Circle, Petaluma, California 94954 [Exhibit 10.1 to Current Report on Form 8-K dated February 15, 1996]

         10.9* License Agreement between Registrant and Twin Oaks Publishing Limited dated December 18, 1995 [Exhibit 10.1 to Current Report on Form 8-K dated December 18, 1995]

         10.10* License Agreement with the Zoological Society of San Diego dated September 30, 1996 [Exhibit 10.1 to Current Report on Form 8-K dated November 5, 1996]

         11       Computation of Earnings per Common Share

         23.1 Consent of Moss Adams, Independent Auditors, to the incorporation by reference in the Registration Statement of Healthy Planet Products, Inc. on Form S-8 (File No. 33-84740) of their report dated February 12, 1999

         27       Financial Data Schedule

         28.l* Registrant's 1991 Senior Management Incentive Plan [Exhibit 28 to Form 8- K dated June 27, 1991]

         28.2*    Registrant's Non-Employee Director Stock Option Plan

                         HEALTHY PLANET PRODUCTS, INC.

                         INDEPENDENT AUDITOR'S REPORT

                                      AND

                             FINANCIAL STATEMENTS

                               DECEMBER 31, 1998

                                   CONTENTS

                                                                          PAGE

INDEPENDENT AUDITOR'S REPORT.............................................F - 1

FINANCIAL STATEMENTS

     Balance sheet - December 31, 1998...................................F - 2

     Statements of Operations -

         Years ended December 31, 1998 and 1997..........................F - 4

     Statements of Shareholders' Equity -

         Years ended December 31, 1998 and 1997..........................F - 5

     Statements of Cash Flows -

         Years ended December 31, 1998 and 1997..........................F - 6

     Notes to Financial Statements.......................................F - 7

INDEPENDENT AUDITOR'S REPORT

To the Board of Directors
Healthy Planet Products, Inc.

We have audited the accompanying balance sheet of Healthy Planet Products, Inc., as of December 31, 1998, and the related statements of operations, shareholders' equity and cash flows for each of the two years in the period ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Healthy Planet Products, Inc., as of December 31, 1998, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 1998, in conformity with generally accepted accounting principles.


                                            ----------------------------------
                                           /s/ Moss Adams LLP



Santa Rosa, California
February 12, 1999


                                                                    Page F - 1

                                                 HEALTHY PLANET PRODUCTS, INC.
                                                                 BALANCE SHEET
                                                             December 31, 1998

------------------------------------------------------------------------------


                                    ASSETS

CURRENT ASSETS
     Cash and cash equivalents                               $ 2,162,600
     Accounts receivable                                         626,800
     Inventories                                                 379,000
     Prepaid expenses                                             58,400
                                                             -----------

             Total current assets                              3,226,800
                                                             -----------

PROPERTY AND EQUIPMENT                                           736,600

                                                             -----------

OTHER ASSETS

     Deferred income taxes                                      450,700
     Publishing rights                                           91,200
     Other                                                      134,500
                                                             ----------

                                                                676,400
                                                             ----------

             Total assets                                   $ 4,639,800
                                                            ===========






The accompanying notes are an integral part of these financial statements.

------------------------------------------------------------------------------
                                                              Page F - 2

                                                 HEALTHY PLANET PRODUCTS, INC.
                                                     BALANCE SHEET (Continued)
                                                             December 31, 1998


                     LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES

     Accounts payable                                            $    236,300
     Royalties payable                                                 10,900
     Commissions payable                                               80,800
     Series B preferred stock redemption and dividends payable        161,500
     Accrued wages, bonuses and payroll taxes                          48,900
     Accrued liabilities                                               21,700
     Note payable                                                      95,600
                                                                 ------------

             Total current liabilities                                655,700
                                                                 ------------

ACCRUED RENT PAYABLE                                                  125,400
                                                                 ------------

SHAREHOLDERS' EQUITY

     Common stock, $.01 par value, 12,000,000 shares
         authorized; 2,282,368 shares
         issued and outstanding                                        22,800
     Series D preferred Stock, $.10 par value, with aggregate
         liquidation preference of $160,100; 371,009
         shares authorized; 31,335  shares
         issued and outstanding                                         3,100
     Additional paid-in capital                                    13,163,000
     Accumulated deficit                                           (9,330,200)
                                                                 ------------

             Total shareholders' equity                             3,858,700
                                                                 ------------

             Total liabilities and shareholders' equity          $  4,639,800
                                                                 ============




The accompanying notes are an integral part of these financial statements.

------------------------------------------------------------------------------
                                                              Page F - 3

                                                 HEALTHY PLANET PRODUCTS, INC.
                                                      STATEMENTS OF OPERATIONS
                                        Years Ended December 31, 1998 and 1997

 -----------------------------------------------------------------------------


                                                        1998             1997
                                                 -----------      -----------

NET SALES                                        $ 3,633,900      $ 4,099,600

COST OF GOODS SOLD                                 3,374,800        2,483,300
                                                 -----------      -----------

GROSS PROFIT                                         259,100        1,616,300
                                                 -----------      -----------

OPERATING EXPENSES

     Selling, shipping and marketing               1,559,200        1,331,700
     General and administrative                    1,605,400        1,388,200
                                                 -----------      -----------

                                                   3,164,600        2,719,900
                                                 -----------      -----------

OPERATING LOSS                                    (2,905,500)      (1,103,600)
                                                 -----------      -----------

OTHER INCOME (EXPENSE)

     Interest income                                 130,400          144,500
     Other income                                    135,400           48,400
     Interest expense                                (14,300)            --
                                                 -----------      -----------

                                                     251,500          192,900
                                                 -----------      -----------

LOSS BEFORE INCOME TAXES                          (2,654,000)        (910,700)

PROVISION FOR INCOME TAXES                           500,800          933,100
                                                 -----------      -----------

NET LOSS                                         $(3,154,800)     $(1,843,800)
                                                 ===========      ===========


LOSS PER COMMON SHARE                            $     (1.39)     $     (0.97)
                                                 ===========      ===========

LOSS PER COMMON SHARE-

     ASSUMING DILUTION                           $     (1.39)     $     (0.97)
                                                 ===========      ===========


The accompanying notes are an integral part of these financial statements.

------------------------------------------------------------------------------
                                                              Page F - 4

                                                 HEALTHY PLANET PRODUCTS, INC.
                                            STATEMENTS OF SHAREHOLDERS' EQUITY
                                        Years Ended December 31, 1998 and 1997





                                                                                         PREFERRED STOCK
                                                                     --------------------------------------------------------
                                              COMMON STOCK                   SERIES B                      SERIES D
                                       ----------------------------  --------------------------   ---------------------------
                                          SHARES         AMOUNT        SHARES        AMOUNT         SHARES         AMOUNT
                                       -------------  -------------  -----------   ------------   ------------  -------------

Balance, December 31, 1996              1,827,362       $  18,300        834       $     100          186,341    $  18,600
   Net loss for the year ended
      December 31, 1997                      --               --          --              --             --             --
   Net unrealized gain on marketable
      securities                             --               --          --              --             --             --
   Redemption of Series B stock              --               --        (834)           (100)            --             --
   Conversion of Series D Preferred
      stock to common stock                 5,000             --          --              --           (5,000)        (500)
   Vesting of 4,000 restricted shares
      of common stock                        --               --          --              --             --              --
   Sale of common stock; net of
      $76,000 issuance costs              300,000           3,000         --              --             --              --
                                        ---------       ---------   ---------      ---------        ---------      ---------

Balance, December 31, 1997              2,132,362          21,300         --             --           181,341         18,100
   Net loss for the year ended
      December 31, 1998                      --               --          --             --              --              --
   Net unrealized gain on marketable         --               --
      securities                             --               --          --             --              --              --
   Conversion of Series D Preferred
      stock to common stock               150,006           1,500         --             --          (150,006)       (15,000)
   Vesting of 4,000 restricted shares
      of common stock                        --                --         --             --                --             --
                                        ---------       ---------   ---------     ---------         ---------      ---------

Balance, December 31, 1998              2,282,368       $  22,800         --             --            31,335      $   3,100
                                        =========       =========   =========     =========         =========      =========




                                          ADDITIONAL
                                           PAID-IN            ACCUMULATED
                                           CAPITAL              DEFICIT
                                       -----------------   -------------------

Balance, December 31, 1996                 $ 12,308,200          $ (4,333,600)
   Net loss for the year ended
      December 31, 1997                               -            (1,843,800)
   Net unrealized gain on marketable
      securities                                      -                12,500
   Redemption of Series B stock                 (99,900)                    -
   Conversion of Series D Preferred
      stock to common stock                         500                     -
   Vesting of 4,000 restricted shares
      of common stock                            22,300                     -
   Sale of common stock; net of
      $76,000 issuance costs                    896,000                     -
                                       -----------------   -------------------

Balance, December 31, 1997                   13,127,100            (6,164,900)
   Net loss for the year ended
      December 31, 1998                               -            (3,154,800)
   Net unrealized gain on marketable
      securities                                      -               (10,500)
   Conversion of Series D Preferred
      stock to common stock                      13,500                     -
   Vesting of 4,000 restricted shares
      of common stock                            22,400                     -
                                       -----------------   -------------------

Balance, December 31, 1998                 $ 13,163,000          $ (9,330,200)
                                       =================   ===================





The accompanying notes are an integral part of these financial statements.

------------------------------------------------------------------------------
                                                              Page F - 5

                                                 HEALTHY PLANET PRODUCTS, INC.
                                                      STATEMENTS OF CASH FLOWS
                                        Years Ended December 31, 1998 and 1997




                                                                                       1998                    1997
                                                                                --------------------    -------------------
CASH FLOWS FROM OPERATING ACTIVITIES

     Net loss                                                                          $ (3,154,800)          $ (1,843,800)
     Adjustments to reconcile net loss to net
         cash used by operating activities:
             Inventory reserve                                                              665,000                292,900
             Deferred income taxes                                                          500,000                932,300
             Depreciation and amortization                                                  300,100                202,300
             Change in allowance for doubtful accounts and returns                          140,400                (71,500)
             Vesting of restricted shares                                                    22,400                 22,500
             Net change in unrealized gains on cash equivalents and
                marketable securities                                                       (10,500)                12,500
         Changes in:
             Accounts receivable                                                            (56,200)               320,600
             Inventories                                                                    497,000               (415,900)
             Prepaid expenses                                                                57,300                  9,500
             Accounts payable                                                              (139,700)               (18,800)
             Royalties payable                                                                6,300                 (2,800)
             Commissions payable                                                            (13,400)               (23,800)
             Income taxes payable                                                              (800)               (20,200)
             Accrued wages, bonuses and payroll taxes                                         1,900                (23,800)
             Accrued liabilities                                                              1,400                (28,200)
             Accrued rent payable                                                            39,800                 45,100
                                                                                --------------------    -------------------

                Net cash used by operating activities                                    (1,143,800)              (611,100)
                                                                                --------------------    -------------------
CASH FLOWS FROM INVESTING ACTIVITIES

     Maturity of marketable securities                                                      250,000              1,989,300
     Other                                                                                   14,500                 17,000
     Purchases of property and equipment                                                   (107,500)              (271,400)
     Purchase of publishing rights                                                          (31,200)              (127,300)
     Purchases of marketable securities                                                            -              (250,000)
                                                                                --------------------    -------------------
                Net cash provided by investing activities                                   125,800              1,357,600
                                                                                --------------------    -------------------
CASH FLOWS FROM FINANCING ACTIVITIES
     Principal repayments on note payable                                                  (105,500)               (10,000)
     Net proceeds from sale of common stock                                                       -                899,000
                                                                                --------------------    -------------------
                Net cash provided (used) by financing activities                           (105,500)               889,000
                                                                                --------------------    -------------------
INCREASE (DECREASE) IN CASH AND
     CASH EQUIVALENTS                                                                    (1,123,500)             1,635,500

CASH AND CASH EQUIVALENTS
     Beginning of year                                                                    3,286,100              1,650,600
                                                                                --------------------    -------------------
     End of year                                                                        $ 2,162,600            $ 3,286,100
                                                                                ====================    ===================



The accompanying notes are an integral part of these financial statements.

------------------------------------------------------------------------------
                                                              Page F - 6

                                                 HEALTHY PLANET PRODUCTS, INC.
                                                 NOTES TO FINANCIAL STATEMENTS

------------------------------------------------------------------------------

NOTE  1 -      DESCRIPTION OF OPERATIONS AND SUMMARY OF SIGNIFICANT
               ACCOUNTING POLICIES

Description of operations - Healthy Planet Products, Inc., designs, publishes, markets and distributes greeting cards, stationery and other gift items. The Company's products are marketed to over 5,200 retail sales outlets. The majority of the Company's sales are in the Sierra Club's line of blank notes and holiday greeting cards.

Cash and cash equivalents and marketable securities - The Company considers all investments with maturities at the time of acquisition of three months or less to be cash equivalents. Marketable securities were classified as available-for-sale and were available to support current operations or to take advantage of other investment opportunities. Marketable securities were stated at estimated fair value based upon market quotes and consisted of United States government and Federal agency securities. Unrealized gains and losses were computed on the basis of specific identification and were included in retained earnings. Realized gains and losses are included in other income. Interest earned is included in interest income.

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


------------------------------------------------------------------------------
                                                                    Page F - 7

                                                 HEALTHY PLANET PRODUCTS, INC.
                                     NOTES TO FINANCIAL STATEMENTS (Continued)
------------------------------------------------------------------------------


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

Concentrations of risk - Financial instruments potentially subjecting the Company to concentrations of credit risk consist primarily of bank demand deposits in excess of FDIC insurance thresholds and trade receivable balances of the Company's largest customers. Cash equivalents consist of money funds and United States government and Federal agency securities. Receivables are not collateralized, but the Company conducts frequent credit checks on customers with material balances.

Use of estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires the Company make estimates and assumptions affecting the reported amounts of assets, liabilities, revenues and expenses, and disclosure of contingent assets and liabilities. The amounts estimated could differ from actual results.

Advertising - Costs associated with the production of catalogs are capitalized and amortized over the expected life of the catalog of 1-2 years. Total capitalized catalog costs at December 31, 1998 were $22,500. All other advertising costs are expensed as incurred. Advertising expense totaled $68,300 and $130,700 for the years ended December 31, 1998 and 1997, respectively.

Fair value of financial instruments - The following methods and assumptions were used by the Company in estimating its fair value disclosures for financial instruments:

Cash, money funds, and United States government and Federal agency securities:
The carrying amount approximates fair value because of the short maturities of these instruments.

Long-term debt: Based on the borrowing rates currently available to the Company for loans with similar terms and average maturities, the fair value of long-term debt approximates cost.


------------------------------------------------------------------------------
                                                                    Page F - 8

                                                 HEALTHY PLANET PRODUCTS, INC.
                                      NOTES TO FINANCIAL STATEMENTS (Continued)

------------------------------------------------------------------------------


NOTE  1 -      DESCRIPTION OF OPERATIONS AND SUMMARY OF SIGNIFICANT
               ACCOUNTING POLICIES (Continued)

Loss per share - Loss per common share was computed using the weighted average number of common shares outstanding. Loss per common share assuming dilution was computed using the weighted average number of common shares and the common equivalent shares outstanding. Common stock equivalents associated with warrants and stock options have been excluded from the weighted average shares outstanding since the effect of these potentially dilutive securities would be antidilutive.

New accounting pronouncements - The Financial Accounting Standards Board has issued SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities." It requires companies to record derivatives on the balance sheet as assets or liabilities, measured at fair market value. Gains or losses resulting from changes in the value of those derivatives are accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. The key criterion for hedge accounting is that the hedging relationship must be highly effective in achieving the offsetting changes in fair value or cash flows. SFAS No. 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. Management believes that the adoption of SFAS No. 133 will have no material effect on its financial statements.

Reclassifications - Certain reclassifications have been made to the 1997 financial statements to conform to the 1998 presentation.


------------------------------------------------------------------------------
                                                                    Page F - 9

                                                 HEALTHY PLANET PRODUCTS, INC.
                                     NOTES TO FINANCIAL STATEMENTS (Continued)
------------------------------------------------------------------------------


NOTE  2 -      ACCOUNTS RECEIVABLE

Accounts receivable                                 $ 1,090,300
Less allowances for doubtful accounts and returns      (463,500)
                                                    -----------

                                                    $   626,800
                                                    ===========


NOTE  3 -    INVENTORIES

Raw materials                                       $    14,400
Work-in-process                                         153,700
Finished goods                                          210,900
                                                     -----------

                                                     $   379,000
                                                     ===========


Management plans include discontinuing certain product lines and images and reducing overall inventory levels in 1999 in an attempt to reduce costs and increase sales. Management has reduced the inventory carrying value by $995,000, at December 31, 1998, as a result of these plans. No estimate can be made of any additional loss which might result should management's plans change. The change in the inventory reserve increased cost of goods sold and decreased gross profit by $665,000.

NOTE  4 -      PROPERTY AND EQUIPMENT

Machinery, equipment and leasehold improvements      $   730,500
Molds                                                    441,400
Color separations                                        315,100
Furniture and fixtures                                    72,700
Computer software                                         38,200
                                                     -----------

                                                       1,597,900
Less accumulated depreciation and amortization          (861,300)
                                                      -----------

                                                      $   736,600
                                                      ===========


------------------------------------------------------------------------------
                                                                    Page F - 10

                                                HEALTHY PLANET PRODUCTS, INC.
                                    NOTES TO FINANCIAL STATEMENTS (Continued)

-----------------------------------------------------------------------------


NOTE  5 -      PUBLISHING RIGHTS

Publishing rights                            $ 196,700
Less accumulated amortization                (105,500)
                                             ---------

                                             $  91,200
                                             =========

NOTE  6 -    INCOME TAXES

                                     1998         1997
                                ---------    ---------
Provision for income taxes
     Federal                    $    --      $    --
     State                            800          800
                                ---------    ---------

                                      800          800
                                ---------    ---------
Deferred
     Current                      264,900      112,100
     Non-current                  235,100      820,200
                                ---------    ---------

                                  500,000      932,300
                                ---------    ---------

                                $ 500,800    $ 933,100
                                =========    =========



The difference between the actual income tax provision and the tax provision computed by applying the statutory federal income tax rate to earnings before taxes is attributable to the following:



                                                              1998                    1997
                                                         --------------------   --------------------
Income tax provision (benefit)                                  (34.0)%                  (34.0)%
State taxes (benefit)                                            (4.4)                    (4.4)
Change in deferred tax asset valuation allowance                 43.9                    128.4
Change in inventory reserve                                      10.7                     13.8
Change in allowance for doubtful accounts and returns             2.3                     (2.4)
Non-deductible expenses                                            --                      0.4
Other                                                             0.4                      0.6
                                                                 ----                    -----

                                                                 18.9%                    102.4%
                                                                 ====                     =====

------------------------------------------------------------------------------
                                                                   Page F - 11

                                                 HEALTHY PLANET PRODUCTS, INC.
                                     NOTES TO FINANCIAL STATEMENTS (Continued)
------------------------------------------------------------------------------


NOTE  6 -      INCOME TAXES (Continued)

At December 31, 1998, the Company had available net operating loss carryovers of approximately $7,963,800 to be applied against future federal taxable income. Due to a change in ownership during 1988, $2,638,000 of these amounts are subject to a Section 382 limitation of a maximum of $476,950 per year. If the Company does not generate sufficient income to use the maximum limitation, remaining amounts accumulate for use in future periods until the operating loss expires. The remaining net operating loss carryovers generated after 1988 are available to be used without yearly limitation. For federal tax purposes, net operating losses expire as follows:

               Year Ending December 31,

                         2002             $ 2,638,500
                         2003               1,222,000
                         2004               1,299,100
                         2005                 383,500
                         2006                  31,700
                         2012                 570,700
                         2018               1,818,300
                                          ------------

                                           $ 7,963,800
                                          ============

The Company has available approximately $25,500 of federal Alternative Minimum Tax credits which can be carried forward indefinitely and offset against future income taxes.

The Company has available approximately $1,223,000 of California net operating losses which can be carried forward and offset against future taxable income. These loss carryforwards expire through 2003



------------------------------------------------------------------------------
                                                                    Page F - 12

                                                 HEALTHY PLANET PRODUCTS, INC.
                                      NOTES TO FINANCIAL STATEMENTS (Continued)
-------------------------------------------------------------------------------

NOTE  6 -      INCOME TAXES (Continued)

Gross deferred tax assets and liabilities are $3.5 million and $83,000, respectively.

The significant temporary differences and carryforwards that give rise to deferred tax assets at December 31, 1998, are as follows:

Accounts receivable allowances                       $  198,600
Inventory reserve                                       426,300
Other                                                   (35,900)
Valuation allowance                                    (589,000)
                                                      ----------

Current deferred tax asset                           $        -
                                                      ==========

Depreciation and amortization                        $   23,500
Benefits from net operating loss carryforward         2,815,300
Valuation allowance                                   2,385,300)
Other                                                    (2,800)
                                                      ----------

Non current deferred tax asset                       $  450,700
                                                      ==========

The $1,474,300 increase in the valuation allowance is due to a reassessment of the Company's ability to realize its deferred tax assets in the future. Management of the Company believes it is more likely than not that a portion of the federal net operating loss carryforwards will be utilized prior to expiration.

NOTE  7 -      NOTE PAYABLE

The note payable is unsecured, non-interest bearing, and payable to an employee in monthly payments of $10,000, including imputed interest at an effective interest rate of 9.25%, for the purchase of molds used in the manufacture of hand crafted animal figurines.


------------------------------------------------------------------------------
                                                                    Page F - 13

                                                 HEALTHY PLANET PRODUCTS, INC.
                                     NOTES TO FINANCIAL STATEMENTS (Continued)

-------------------------------------------------------------------------------

NOTE  8 -      EARNINGS PER SHARE


                                                                           Year Ended December 31, 1998
                                                        --------------------------------------------------------------------
                                                                                                             Per-Share
                                                               Loss                   Shares                  Amount
                                                        --------------------    --------------------    --------------------
Net loss                                                       $ (3,154,800)
                                                        ====================
Basic loss per share:
     Loss available to common shareholders                     $ (3,154,800)              2,269,868            $ (1.39)
                                                                                                        ====================
Effect of dilutive securities                                             -                       -
                                                        --------------------    --------------------
Diluted loss per share:
     Loss available to common shareholders
        plus assumed conversions                               $ (3,154,800)              2,269,868            $ (1.39)
                                                        ====================    ====================    ====================


Warrants to purchase 360,000 shares of common stock at a weighted average price per share of $4.39 and options to purchase 350,000 shares of common stock at a weighted average price per share of $5.88 were outstanding at December 31, 1998, but were not included in the computation of diluted earnings per share as the exercise prices were greater than the average market price of the common shares.

Preferred stock convertible into 31,335 shares of common stock were outstanding at December 31, 1998, but were not included in the computation of diluted earnings per share as the effect would be anti-dilutive.



                                                                           Year Ended December 31, 1997
                                                        --------------------------------------------------------------------
                                                                                                             Per-Share
                                                              Income                  Shares                  Amount
                                                        --------------------    --------------------    --------------------
Net loss                                                       $ (1,843,800)
                                                        ====================
Basic earnings per share:
     Income available to common shareholders                   $ (1,843,800)              1,902,779              $ (0.97)
                                                                                                        ====================
Effect of dilutive securities:                                          -                       -
                                                        --------------------    --------------------
Diluted earnings per share:
     Income available to common shareholders
        plus assumed conversions                               $ (1,843,800)              1,902,779              $ (0.97)
                                                        ====================    ====================    ====================



------------------------------------------------------------------------------
                                                                    Page F - 14

                                                  HEALTHY PLANET PRODUCTS, INC.
                                      NOTES TO FINANCIAL STATEMENTS (Continued)
-------------------------------------------------------------------------------

NOTE  8 -      EARNINGS PER SHARE (Continued)

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

Preferred stock convertible into 181,341 shares of common stock were outstanding at December 31, 1997, but were not included in the computation of diluted earnings per share as the effect would be antidilutive.

NOTE  9 -      COMMITMENTS

Leases - The Company leases office and warehouse space under an operating lease expiring December 2006, which includes scheduled base rent increases over the term of the lease. The total amount of the base rent payments is being charged to expense on the straight-line method over the term of the lease. Since the inception of the lease, the Company has recorded a deferred credit to reflect excess of rent expense over cash payments. Options exist to extend the lease through December 2016. The Company is responsible for substantially all costs associated with repairs, maintenance, taxes, and insurance. Future minimum lease payments are as follows:

                  Year Ending December 31,
                  ------------------------
                            1999                    $ 365,000
                            2000                      373,900
                            2001                      373,900
                            2002                      402,000
                            2003                      479,300
                         Thereafter                 1,118,300

                                                  ------------

                                                  $ 3,112,400
                                                  ============

Rent expense totaled $397,000 and $385,600 for the years ended December 31, 1998 and 1997, respectively.

Employment Agreements - The Company entered into employment agreements expiring through December 31, 2001, with four key employees. Compensation related to these agreements amount to $400,000 for the year ended December 31, 1998. Two of these employment agreements expire December 31, 1999.


------------------------------------------------------------------------------
                                                                    Page F - 15

                                                 HEALTHY PLANET PRODUCTS, INC.
                                     NOTES TO FINANCIAL STATEMENTS (Continued)
-------------------------------------------------------------------------------

NOTE  9 -      COMMITMENTS (Continued)

License Agreements - The Company has entered into licensing agreements with the Sierra Club, The Wilderness Society, The Marine Mammal Center, The Zoological Society of San Diego and the Rainforest Action Network, expiring through December 31, 2005. The agreements call for royalty payments of 2% -
10% of net sales, as defined in the agreements, subject to minimum cumulative royalties of $3,314,300, over the life of these agreements. All agreements are cancelable with 30 to 60 days notice, as defined in the agreements. Options exist to extend the terms of certain agreements. Sales under the Sierra Club agreement accounted for 66% and 70% of total sales for the years ended December 31, 1998 and 1997, respectively.

NOTE 10 -      MAJOR SUPPLIERS

During the year ended December 31, 1998, the Company made 20.6%, 18.3% and 12.3% of its purchases from three suppliers. Amounts due to suppliers included in accounts payable and accrued liabilities totaled $67,700 at December 31, 1998.

NOTE 11 -      CAPITAL STOCK

Series B Preferred stock carried a cumulative annual dividend of $10.80 per share and allowed the Company to redeem the stock upon 60 days notice, plus cumulative but unpaid dividends. During 1997, the Company exercised its right to redeem all outstanding shares and suspended the accumulation of dividends. Redemption and cumulative dividends payable of $161,500 is accrued pending location of the shareholder.

Series D Preferred stock has full voting rights at the rate of one vote per share and is convertible into common stock at the rate of one share of common stock for each share of preferred. The preferred stock has a liquidating preference of $5.11 per share and carries no dividend. During 1998, 150,006 shares of Series D Preferred stock were converted to common stock.

Subsequent to year end, the Company granted its holders of common stock and Series D Preferred stock two common stock purchase rights for each share of stock held. Each right entitles the holder to purchase one share of common stock at $1.0625 per share. Commitments existed at the time of offering for certain shareholders to exercise 927,000 rights for approximately $985,000.

------------------------------------------------------------------------------
                                                                   Page F - 16

                                                 HEALTHY PLANET PRODUCTS, INC.
                                     NOTES TO FINANCIAL STATEMENTS (Continued)
------------------------------------------------------------------------------


NOTE 12 -      STOCK OPTIONS AND WARRANTS

The Company has a stock option plan which provides for the granting of qualified and non-qualified stock options, incentive stock rights, stock appreciation rights and restricted shares to officers, key employees and its public relations firm to purchase up to an aggregate of 465,000 shares of common stock. No options shall be granted under the Plan after 2001. The Company also has a stock option plan that provides for the granting of stock options to non-employee directors and members of any advisory boards, as defined in the agreement, to purchase up to an aggregate of 75,000 shares of common stock. No options shall be granted under the plan after 2005. During 1998, 25,000 options were granted, no options were exercised, and no options were forfeited. At December 31, 1998, 350,000 common stock options were exercisable at a weighted-average exercise price of $5.88. The exercise prices of the options range from $1.31 to $10.50. Options have a remaining life of one to five years.

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

The Company applies Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations in accounting for stock options and warrants. Accordingly, no compensation expense has been recognized for stock options and warrants issued during 1998 and 1997. Had compensation cost for the Company's options and warrants been determined based on the fair value at the grant date for awards in 1998 and 1997 consistent with the provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," the Company's net loss and loss per share would have changed to the pro forma amounts indicated below:

                                                  1998               1997
                                              --------------    --------------

Net loss - as reported                         $ (3,154,800)     $ (1,843,800)
Net loss - pro forma                           $ (3,176,200)     $ (2,107,400)

Loss per share - as reported                        $ (1.39)          $ (0.97)
Loss per share - pro forma                          $ (1.40)          $ (1.11)

Diluted loss per share - as reported                $ (1.39)          $ (0.97)
Diluted loss per share - pro forma                  $ (1.40)          $ (1.11)


------------------------------------------------------------------------------
                                                                   Page F - 17

                                                  HEALTHY PLANET PRODUCTS, INC.
                                      NOTES TO FINANCIAL STATEMENTS (Continued)

------------------------------------------------------------------------------


NOTE 12 -      STOCK OPTIONS AND WARRANTS (Continued)

The fair value of each option and warrant is estimated on date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in:

                                            1998                    1997
                                     --------------------    -----------------

Dividends                                         None                   None
Expected volatility                      38.55%-64.42%                 39.98%
Risk free interest rate                    5.72%-6.68%                  5.99%
Expected life                                  5 years              4-5 years

Options issued during 1998 and 1997 have an estimated weighted average fair value of $0.85 and $1.68, respectively. Warrants issued during 1997 have an estimated fair value of $1.31.

The activity of the stock option plan and warrants is as follows:

                                                           Weighted-                          Weighted-
                                          Shares            Average           Shares           Average
                                           Under           Exercise           Under           Exercise         Restricted
                                         Warrants            Price           Options            Price            Shares
                                      --------------    --------------   ---------------   --------------    --------------
Balance, December 31, 1996                 68,117          $  5.31            310,000        $   6.41             36,000
Granted                                   300,000             4.25             15,000            3.69                --
Exercised                                    --                                --                                    --
Forfeited                                    --                                --                                    --
Vested                                       --                                --                                 (4,000)
                                         --------                              -----                             --------

Balance, December 31, 1997                368,117             4.45            325,000             6.19             32,000
Granted                                      --                                25,000             1.85                 --
Exercised                                    --                                --                                      --
Forfeited                                  (8,117)            7.20             --                                      --
Vested                                       --                                --                                   (4,000)
                                         --------                              -----                              --------

Balance, December 31, 1998                360,000          $  4.39            350,000         $   5.88              28,000
                                         ========                             =======                             ========

------------------------------------------------------------------------------
                                                                   Page F - 18

                                                   HEALTHY PLANET PRODUCTS, INC.
                                       NOTES TO FINANCIAL STATEMENTS (Continued)

-------------------------------------------------------------------------------


NOTE 13 -      STATEMENTS OF CASH FLOWS

                                                 1998               1997
                                            ---------------    -------------
Cash paid during the year for:
     Interest                                    $ 14,300              -
     Income taxes                                     800              -

Non-cash investing and financing activities for the year ended December 31, 1998, consisted of converting 150,006 shares of Series D Preferred stock to 150,006 shares of common stock and offsetting $43,300 of officer receivables against the note payable to officer.

Non-cash investing and financing activities for the year ended December 31, 1997, consisted of converting 5,000 shares of Series D Preferred stock to 5,000 shares of common stock, redemption of 834 shares of Series B Preferred stock for $100,000, which had not been paid as of December 31, 1998, and seller financed purchase of assets of $244,000.

NOTE 14 -      MAJOR CUSTOMER

Sales to a major customer was approximately $376,000 during the year ended December 31, 1998, representing 10.3% of total sales. At December 31, 1998, amounts due from this customer included in accounts receivable was $182,700.

NOTE 15 -      EMPLOYEE BENEFIT PLAN

The Company has a 401(k) profit sharing plan covering all employees meeting minimum service requirements. Plan contributions are discretionary. There were no employer contributions for the years ended December 31, 1998 and 1997.


------------------------------------------------------------------------------
                                                                   Page F - 19