Form 10QSB
period 1999-03-31
HEALTHY PLANET PRODUCTS INC
filed 1999-05-14
CIK 768260

U.S. SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB

/  X  /  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1999

                                       OR

/     /  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________________ to__________________________

                           Commission File No. 1-13048

                          HEALTHY PLANET PRODUCTS, INC.
                          -----------------------------
             (Exact name of registrant as specified in its charter)

          Delaware                               92-2601764
          --------                               ----------
(State or other jurisdiction of          (I.R.S. Employer Identification Number)
  incorporation or organization)

1700 Corporate Circle, Petaluma, California                              94954
-------------------------------------------                              -----
(Address of principal executive offices)                              (Zip Code)

Registrant's telephone number, including area code:  (707) 778-2280
________________________________________________________________________________

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

           Yes      X                                  No
               ----------                                 ---------

         As of May 10, 1999, there were issued and outstanding 3,834,584 shares of common stock of the registrant (exclusive of 31,335 shares of voting Series D Preferred Stock convertible into 31,335 shares of common stock).

         Transitional Small Business Disclosure Format    Yes       No  X
                                                             ------   ------

                          HEALTHY PLANET PRODUCTS, INC.

                                      INDEX




                                                                                               Page
                                                                                               ----
Form 10-QSB Cover Page                                                                          1

Index                                                                                           2

PART I.       FINANCIAL INFORMATION

         Item 1.         Financial Statements

                         Balance Sheet at March 31, 1999                                        3

                         Statements of Operations for the three-months ended                    5
                             ended March 31, 1999 and 1998

                         Statements of Cash Flows for the three-months ended                    6
                             ended March 31, 1999 and 1998

                         Notes to the Financial Statements                                      7

         Item 2.         Management's Discussion and Analysis of Financial                     13
                             Condition and Results of Operations


PART II.     OTHER INFORMATION

         Item 6.         Exhibits and Reports on Form 8-K                                      16

         Signature                                                                             16



                                                   PART I
                                           FINANCIAL INFORMATION

Item 1.       Financial Statements

                                       HEALTHY PLANET PRODUCTS, INC.

                                               BALANCE SHEET

                                                   ASSETS

                                                                                                March 31,
                                                                                                  1999
                                                                                                ----------
                                                                                               (Unaudited)
CURRENT ASSETS
     Cash and cash equivalents                                                                  $3,655,289
     Accounts receivable - net of allowances for doubtful
         accounts and returns of $214,206                                                          248,038
     Inventories                                                                                   350,177
     Advance on royalties                                                                           16,594
     Prepaid expenses                                                                              131,034
                                                                                                ----------

                  Total current assets                                                           4,401,132
                                                                                                ----------
PROPERTY AND EQUIPMENT, at cost, net of accumulated
     depreciation and amortization                                                                 707,860
                                                                                                ----------
OTHER ASSETS
     Deferred income taxes                                                                         450,700
     Security deposits                                                                              34,277
     Publishing rights - net of accumulated
         amortization of $204,533                                                                   82,765
     Other                                                                                          96,785
                                                                                                ----------

                  Total other assets                                                               664,527
                                                                                                ----------

TOTAL ASSETS                                                                                    $5,773,519
                                                                                                ==========



                                   The accompanying notes are an integral
                                    part of these financial statements.

                                       HEALTHY PLANET PRODUCTS, INC.

                                         BALANCE SHEET (continued)

                                    LIABILITIES AND SHAREHOLDERS' EQUITY
                                                                                                 March 31,
                                                                                                   1999
                                                                                                ----------
                                                                                                (Unaudited)
CURRENT LIABILITIES
     Accounts payable                                                                           $  237,495
     Royalties payable                                                                              26,139
     Commissions payable                                                                            28,173
     Series B preferred stock redemption and dividends payable                                     161,500
     Accrued wages, bonuses and payroll taxes                                                       66,913
     Accrued liabilities                                                                            96,673
     Current portion of long-term debt                                                              50,079
                                                                                                ----------

                  Total current liabilities                                                        666,972

OTHER LIABILITIES
     Accrued rent payable                                                                          132,002
                                                                                                ----------

                                                                                                   798,974
                                                                                                ----------

SHAREHOLDERS' EQUITY
     Common stock, $.01 par value, 12,000,000 shares
         authorized, 3,834,584 shares issued and outstanding                                        38,346
     Preferred stock, Series D, $.10 par value, with
         aggregate liquidation preferences of $160,100,
         371,009 shares authorized, 31,335 issued and outstanding                                    3,134

     Additional paid-in capital                                                                 14,615,671

     Accumulated deficit                                                                        (9,682,606)
                                                                                                ----------

                  Total shareholders' equity                                                     4,974,545

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                                      $5,773,519
                                                                                                ==========


                                   The accompanying notes are an integral
                                    part of these financial statements.

                                       HEALTHY PLANET PRODUCTS, INC.

                                          STATEMENTS OF OPERATIONS

                                                (Unaudited)



                                                                             Three Months Ended March 31,
                                                                             ----------------------------

                                                                                1999              1998
                                                                             ----------        ----------
NET SALES                                                                    $  550,483        $  977,258

COST OF GOODS SOLD                                                              324,933           428,053
                                                                             ----------        ----------

GROSS PROFIT                                                                    225,550           549,205
                                                                             ----------        ----------
OPERATING EXPENSES:
     Selling, shipping and marketing                                            199,561           302,528
     General and administrative                                                 456,640           448,441
                                                                             ----------        ----------
                                                                                656,201           750,969
                                                                             ----------        ----------

OPERATING LOSS                                                                 (430,651)         (201,764)
                                                                             ----------        ----------
OTHER INCOME/EXPENSE:
     Interest expense                                                            (2,635)           (3,705)
     Interest income                                                             18,808            36,070
     Other income                                                                36,962            28,678
                                                                             ----------        ----------
                                                                                 53,135            61,043
                                                                             ----------        ----------

LOSS BEFORE INCOME TAXES                                                       (377,516)         (140,721)

PROVISION FOR INCOME TAXES                                                          800             --
                                                                             ----------        ----------

NET LOSS                                                                     $ (378,316)       $ (140,721)
                                                                             ==========        ==========

LOSS PER COMMON SHARE                                                        $     (.14)       $     (.06)
                                                                             ==========        ==========

WEIGHTED AVERAGE COMMON
     SHARES OUTSTANDING                                                       2,799,773         2,237,362
                                                                             ==========        ==========

                      The accompanying notes are an integral part of these financial statements.

                                       HEALTHY PLANET PRODUCTS, INC.

                                          STATEMENTS OF CASH FLOWS

                                                (Unaudited)




                                                                               Three Months Ended March 31,
                                                                               ----------------------------

                                                                                  1999             1998
                                                                               ----------       ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net Loss                                                                  ($378,316)        ($140,721)
     Non-cash items included in net loss
         Depreciation and amortization                                            74,096            73,560
         Decrease in allowances for doubtful
              accounts and returns                                              (249,292)         (154,418)
         Decrease in inventory reserves                                         (107,000)             --

     Changes in:
         Accounts receivable                                                     627,987            (7,998)
         Inventories                                                             135,864          (211,423)
         Advance on royalties                                                    (16,594)         (318,602)
         Prepaid expenses                                                        (72,665)         (126,982)
         Accounts payable                                                          1,207           (95,811)
         Royalties payable                                                        15,282            15,719
         Commissions payable                                                     (52,624)          (52,142)
         Income taxes payable                                                     --                  (800)
         Accrued wages, bonus & payroll taxes                                     17,980            10,811
         Accrued liabilities                                                      75,045           (14,834)
         Accrued rent payable                                                      6,621             9,933
                                                                              -----------       ----------
         Net cash provided (used) by operating activities                         77,591        (1,013,708)
                                                                              -----------       ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Sales of marketable securities                                                  333           249,667
     Purchase of equipment & color separations                                   (29,167)          (13,052)
     Other assets                                                                 (4,647)            3,147
                                                                              -----------       ----------
     Net cash (used) provided by investing activities                            (33,481)          239,762
                                                                              -----------       ----------
CASH FLOWS FROM FINANCING ACTIVITIES
     Principal repayments on note payable                                        (45,525)          (26,095)
     Net proceeds from Stock Rights offering                                   1,494,094              --
                                                                              -----------       ----------

     Net cash provided (used) by financing activities                          1,448,569           (26,095)
                                                                              -----------       ----------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                               1,492,679          (800,041)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                 2,162,610         3,286,062
                                                                              -----------       ----------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                      $3,655,289        $2,486,021
                                                                              ===========       ==========
SUPPLEMENTARY CASH FLOW INFORMATION INCLUDES THE FOLLOWING:
     Cash paid during the period for:
         Interest                                                             $    2,635        $    3,705
         Income taxes                                                         $      800        $    1,600



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

         Inventories consist of the following:
                                                                                                March 31,
                                                                                                  1999
                                                                                               -----------
         Raw materials                                                                         $    10,305
         Work-in-process                                                                           161,707
         Finished goods                                                                            178,085
                                                                                               -----------
                                                                                               $   350,177
                                                                                               ===========
NOTE 3 - PROPERTY AND EQUIPMENT

         Property and equipment consist of the following:
                                                                                                March 31,
                                                                                                  1999
                                                                                               -----------

              Machinery, equipment and leasehold improvements                                  $   745,564
              Molds                                                                                452,384
              Color separations                                                                    318,236
              Furniture and fixtures                                                                72,664
              Computer software                                                                     38,171
                                                                                               -----------
                                                                                                 1,627,019

         Less accumulated depreciation and amortization                                           (919,159)
                                                                                               -----------
                                                                                               $   707,860
                                                                                               ===========


                          HEALTHY PLANET PRODUCTS, INC.

                                   (Unaudited)

NOTE 4 - INCOME TAXES

At March 31, 1999, the Company had available net operating loss carryovers of approximately $8,341,300 to be applied against future federal taxable income. Due to a change in ownership during 1988, $2,638,000 of these amounts are subject to a Section 382 limitation of a maximum of $476,950 per year. If the Company does not generate sufficient income to use the maximum limitation, remaining amounts accumulate for use in future periods until the operating loss expires. The remaining net operating loss carryovers generated after 1988 are available to be used without yearly limitation. For federal tax purposes, net operating losses expire as follows:


                  Year Ending December 31,
                  ------------------------

                           2002                              $2,638,500
                           2003                               1,222,000
                           2004                               1,299,100
                           2005                                 383,500
                           2006                                  31,700
                           2012                                 570,700
                           2018                               1,818,300
                           2019                                 377,500
                                                             ----------
                                                             $8,341,300
                                                             ==========

The Company has available approximately $25,500 of federal Alternative Minimum Tax credits which can be carried forward indefinitely and offset against future income taxes.

The Company has available approximately $1,441,800 of California net operating losses which can be carried forward and offset against future taxable income. These loss carryforwards expire through 2004.

Management of the Company believes it is more likely than not that a portion of the federal net operating loss carryforwards will be utilized prior to expiration. A valuation allowance has been established against remaining net operating loss carryforwards.

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






    Accounts receivable allowances                               198,600
    Inventory reserve                                            426,300
    Other                                                        (35,900)
    Valuation allowance                                         (589,000)
                                                              -----------

    Current deferred tax asset                                $    --
                                                              ===========

    Depreciation and amortization                             $   23,500
    Benefits from net operating loss carryforward              2,963,500
    Valuation allowance                                       (2,533,500)
    Other                                                         (2,800)
                                                              -----------
    Non current deferred tax asset                            $  450,700
                                                              ===========

                          HEALTHY PLANET PRODUCTS, INC.

                                   (Unaudited)






NOTE 5. - EARNINGS PER SHARE

                                                         Three Months Ended March 31, 1999
                                                         ---------------------------------

                                                                                     Per-Share
                                                          Loss          Shares         Amount
                                                      ----------       ---------     ---------
 Net loss                                             ($378,316)
                                                      ==========
 Basic loss per share:
     Loss available to common shareholders            ($378,316)       2,799,773        ($.14)
                                                                                        ======
 Effect of dilutive securities                             --              --
                                                      ----------       ---------
 Diluted loss per share:
     Loss available to common shareholders
          plus assumed conversions                    ($378,316)       2,799,773        ($.14)
                                                      ==========       =========        ======

Warrants to purchase 739,144 shares of common stock at a weighted average price per share of $2.05 and options to purchase 355,000 shares of common stock at a weighted average price per share of $5.77 were outstanding at March 31, 1999, but were not included in the computation of diluted earnings per share as the exercise prices were greater than the average market price of the common shares.

Preferred stock convertible into 31,335 shares of common stock were outstanding at March 31, 1999, but were not included in the computation of diluted earnings per share as the effect would be anti-dilutive.

                          HEALTHY PLANET PRODUCTS, INC.

                                   (Unaudited)






NOTE 5. - EARNINGS PER SHARE

                                                               Three Months Ended March 31, 1998
                                                               ---------------------------------
                                                                                              Per-Share
                                                            Loss            Shares             Amount
                                                         ----------       ---------            ------

Net loss                                                 ($140,721)
                                                         ==========
Basic loss per share:
    Loss available to common shareholders                ($140,721)       2,237,362             ($.06)

Effect of dilutive securities                                --              --
                                                         ----------       ---------
Diluted loss per share:
    Loss available to common shareholders
         Plus assumed conversions                        ($140,721)       2,237,362             ($.06)
                                                         ==========       =========             ======

Warrants to purchase 368,117 shares of common stock at a weighted average price per share of $4.45 and options to purchase 325,000 shares of common stock at a weighted average price per share of $6.19 were outstanding at March 31, 1998, but were not included in the computation of diluted earnings per share as the exercise prices were greater than the average market price of the common shares.

Preferred stock convertible into 31,335 shares of common stock were outstanding at March 31, 1998, but were not included in the computation of diluted earnings per share as the effect would be anti-dilutive.

                          HEALTHY PLANET PRODUCTS, INC.

                                   (Unaudited)



NOTE 6. - SUBSEQUENT EVENT


     On May 4, 1999,  the Company  completed  the  acquisition  of The Evergreen
Group product line from KT Holdings, Inc. The acquisition consisted of the business, assets, and The Evergreen Group trade name formerly marketed by KT Holdings, Inc. The Evergreen Group product lines, which include adoption kits, educational games, activity kits and gift items, are based on pro-active consumer education about the conservation of endangered animals. These product lines are associated with, and help to support, various conservation groups such as Caribbean Conservation Corporation, Earth Island Institute, Hornocker Wildlife Institute, Institute of Range and the American Mustang, International Wildlife Coalition, Nature Conservancy, The Raptor Center, Wolf Education and Research Center and Yellowstone Grizzly Foundation.

     The purchase price of the Evergreen Group product line assets consisted of $250,000 in cash paid at closing and the delivery by the Company of 292,260 callable Common Stock Purchase Warrants, of which 146,130 warrants are exercisable at $2.00 per share and 146,130 warrants are exercisable at $2.50 per share. The Warrants are entitled to limited registration rights, including piggyback rights and a demand registration right commencing April 30, 2000 through April 30, 2004.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF

                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Special Note Regarding Forward-Looking Statements

     Certain statements in this Form 10-QSB, including information set forth under this Item 2 "Management's Discussion and Analysis of Financial Condition and Results of Operations" constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Act"). Healthy Planet Products, Inc. (the "Company") desires to avail itself of certain "safe harbor" provisions of the Act and is therefore including this special note to enable the Company to do so. Forward-looking statements included in this From 10-QSB or hereafter included in other publicly available documents filed with the Securities and Exchange Commission, report to the Company's stockholders and other publicly available statements issued or released by the Company involve known and unknown risks, uncertainties, and other factors which could cause the Company's actual results, performance (financial or operating) or achievements to differ from the future results, performance (financial or operating) achievements expressed or implied by such forward looking statements. Such future results are based upon management's best estimates based upon current conditions and the most recent results of operations. These include management's forecasts for sales, the decrease in net sales for the three month period ended March 31, 1999, purchasing plans and programs of certain large chain buyers relating to holiday product, recently experienced decline in gross margin as well as marginal increases in general and administrative expenses, the recent adverse trend in the general retail environment, general economic conditions, competition generally and specifically relating to greeting cards having environmental, nature or wildlife themes and the ability of the Company to sustain consumer demand for the Company's principal Sierra Club card line. In addition, the ability of the Company to enhance and expand its product mix and to successfully introduce new products which will meet with consumer acceptance may also affect future results.

Sales

     For the three months ended March 31, 1999, the Company's net sales amounted to $550,483 which reflected a decrease of $426,775 versus last year's three month results of $977,258 or 43.7%. Everyday card sales declined $277,000 or 41.9% and bookmark sales declined $181,000 to account for the total company shortfall versus a year ago. The loss of Natural Wonders in 1998 accounted for a substantial portion of the everyday card sales decline with timing differences on our bookmark business resulting in the overall quarter to quarter decline. Collectibles sales showed modest growth in the first quarter compared to last year's first quarter results.

Gross Profit

     For the three months ended March 31, 1999, gross profit amounted to $225,550 or 41% of sales. For the comparable prior year period, gross profit amounted to $549,205 or 56.2% of sales. Fixed overhead costs on lower sales and minimum royalties contributed to the decline at gross margin.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF

Operating Expenses

     For the three months ended March 31, 1999, selling, shipping and marketing expenses amounted to $199,561 reflecting a decrease of $102,967 versus the prior year's level of $302,528 or 34%. Lower commissions, advertising and catalog costs accounted for the year to year decline.

     General and administrative expenses amounted to $456,640 for the three months ended March 31, 1999, reflecting an increase of $8,199 or 1.8% versus the prior year period of $448,441. Increased professional fees accounted for the year to year increase.

Income

     An operating loss of $430,651 or $.15 per share was incurred for the three months ended March 31, 1999. Interest and other income of $53,135 reduced the operating loss to result in a net loss before income taxes of $377,516 or $.13 per share. For the prior year period, the net loss before income taxes amounted to $140,721 or $.06 per share. All per share amounts are based on the weighted average common shares outstanding for the period.

     Net loss for the three months ended March 31, 1999 amounted to $378,316 or $.14 per share, compared to the prior year's net loss of $140,721 or $.06 per share. All per share amounts are based on the weighted average common shares outstanding for the period.

Balance Sheet

     Total assets at March 31, 1999 amounted to $5,773,519 which reflected an increase versus the December 31, 1998 level of $4,639,800 by $1,133,719 or 24.4%. An increase in cash, prepaid expenses, royalties, and fixed assets were offset in part by decreases in receivables and inventories. Total current liabilities amounted to $666,972 as of March 31, 1999 versus the December 31, 1998 level of $655,700. The slight increase was a result of increases in trade payables, royalties and accruals offset in part by the paydown of commissions and an existing note payable.

Liquidity and Capital Resources

     At March 31, 1999, the Company's working capital was $3,734,160 reflecting an increase of $1,163,060 versus the working capital at December 31, 1998 of $2,571,100. Net cash provided by operating activities amounted to $77,591 versus the previous year net use of cash of $1,013,708 for the period for operating activities. Operating losses required $660,512 in cash offset in part by $738,103 provided by changes in the net receivables, inventory, other assets and liabilities. Cash used by investing activities amounted to $33,481 comprised mostly of the purchase of color separations and computer equipment. Cash provided from financing activities consisted of $1,494,094 in cash as net proceeds from the stock rights offering completed in March of 1999, offset by $45,525 used to repay a note associated with our Collectibles acquisition.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF

Liquidity and Capital Resources   (continued)

     The Company believes and anticipates that the primary source of its liquidity and capital resources for its coming fiscal year will primarily be from cash on hand and from cash internally generated from sales; all of which the Company believes will be adequate and sufficient for its operations for 1999. Longer term, the Company's source of liquidity and capital resources are expected to be primarily internally generated cash from sales and the possible exercise of existing Common Stock Purchase Warrants, which the Company believes should be adequate for its operations for the foreseeable future. The Company believes that its cash on hand is sufficient to sustain operations at current sales levels for at least two years. The Company is hopeful that sales of its new Collectibles line and the introduction of the newly acquired Evergreen Group product line will help offset the declines in sales of greeting cards. The Company will also continue to explore the acquisition of new product lines as a means for augmenting sales. There is no assurance, however, that sales from the Collectibles product line or the Evergreen Group product line, or any other new product line which may be acquired will be sufficient to satisfy the Company's long term cash requirements. If they do not, the Company would seek equity and/or debt financing in order to obtain the additional capital that would be needed.

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

                                              PART II. OTHER INFORMATION



Item 6.           Exhibits and Reports on Form 8-K

              a)  Exhibits

                  None

              b)  Reports on Form 8-K

              During the quarter ended March 31, 1999, the following reports on Form 8-K were filed by the Registrant.


Date of Report               Item Reported                        Description
--------------               -------------                        -----------
March 25, 1999               Item 5.  Other Events                Registration Statement on Form S-3 relating
                                                                  to Rights Offering







                                   SIGNATURES


In accordance with the requirements of the Securities Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                    HEALTHY PLANET PRODUCTS, INC.
                                            (Registrant)

DATED:  May 14, 1999                by:      /s/ Bruce A. Wilson
                                       -----------------------------------------
                                             Bruce A. Wilson
                                    President, Chief Executive, Chief Operating
                                    and Chief Financial Officer.