Form 10QSB
period 1999-06-30
HEALTHY PLANET PRODUCTS INC
filed 1999-08-13
CIK 768260

U.S. SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB

/ X /  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
----   SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1999
                               -------------

                                       OR

/   / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
----  SECURITIES EXCHANGE ACT OF 1934

For the transition period from                    to
                               ------------------   ----------------------------

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

         As of July 10, 1999, there were issued and outstanding 3,834,584 shares of common stock of the registrant (exclusive of 31,335 shares of voting Series D Preferred Stock convertible into 31,335 shares of common stock).

         Transitional Small Business Disclosure Format  Yes           No   X
                                                            -------      -------

                          HEALTHY PLANET PRODUCTS, INC.

                                      INDEX



                                                                            Page
                                                                            ----

Form 10-QSB Cover Page                                                        1

Index                                                                         2

PART I.   FINANCIAL INFORMATION
-------------------------------

     Item 1.   Financial Statements

               Balance Sheet at June 30, 1999                                 3

               Statements of Operations for the three-months ended            5
                   and six months ended June 30, 1999 and 1998

               Statements of Cash Flows for the three-months ended            6
                   and six months ended June 30, 1999 and 1998

               Notes to the Financial Statements                              7

     Item 2.   Management's Discussion and Analysis of Financial             11
                   Condition and Results of Operations


PART II.  OTHER INFORMATION

     Item 4.   Submission of Matters to a Vote of Security Holders           14

     Item 6.   Exhibits and Reports on Form 8-K                              15

     Signature                                                               15

                                     PART I
                              FINANCIAL INFORMATION

Item 1.       Financial Statements

                          HEALTHY PLANET PRODUCTS, INC.

                                  BALANCE SHEET

                                     ASSETS



                                                                      June 30,
                                                                        1999
                                                                     -----------
                                                                     (Unaudited)

CURRENT ASSETS
     Cash and cash equivalents                                        $2,774,490
     Accounts receivable - net of allowances for doubtful
         accounts and returns of $139,514                                398,019
     Inventories                                                         502,219
     Advance on royalties                                                 12,774
     Prepaid expenses                                                    138,686
                                                                      ----------

                  Total current assets                                 3,826,188
                                                                      ----------
PROPERTY AND EQUIPMENT, at cost, net of accumulated
     depreciation and amortization                                       802,588
                                                                      ----------
OTHER ASSETS
     Deferred income taxes                                               450,700
     Security deposits                                                    39,137
     Publishing rights - net of accumulated
         amortization of $138,892                                         93,863
     Acquisition costs and goodwill                                      144,373
     Other                                                                93,347
                                                                      ----------
                  Total other assets                                     821,420
                                                                      ----------

TOTAL ASSETS                                                          $5,450,196
                                                                      ==========




                     The accompanying notes are an integral
                       part of these financial statements.

                          HEALTHY PLANET PRODUCTS, INC.

                      LIABILITIES AND SHAREHOLDERS' EQUITY

                                                                      June 30,
                                                                        1999
                                                                     ----------
                                                                     (Unaudited)

CURRENT LIABILITIES
     Accounts payable                                              $   273,541
     Royalties payable                                                  65,561
     Commissions payable                                                30,695
     Series B preferred stock redemption and dividends payable         161,500
     Accrued wages, bonuses and payroll taxes                           56,893
     Accrued liabilities                                               137,535
     Current portion of long-term debt                                  23,051
                                                                   -----------

                  Total current liabilities                            748,776

OTHER LIABILITIES
     Accrued rent payable                                              122,212
                                                                   -----------

                                                                       870,988
                                                                   -----------
SHAREHOLDERS' EQUITY
     Common stock, $.01 par value, 12,000,000 shares
       authorized, 3,834,584 shares issued and outstanding              38,346
     Preferred stock, Series D, $.10 par value, with
       aggregate liquidation preferences of $160,100,
       371,009 shares authorized, 31,335 issued and outstanding          3,134

     Additional paid-in capital                                     14,670,526

     Accumulated deficit                                           (10,132,798)
                                                                   ------------
                  Total shareholders' equity                         4,579,208
                                                                   ------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                         $ 5,450,196
                                                                   ============


                     The accompanying notes are an integral
                       part of these financial statements.

                                      HEALTHY PLANET PRODUCTS, INC.

                                         STATEMENTS OF OPERATIONS

                                               (Unaudited)





                                           Three Months Ended June 30,       Six  Months  Ended June 30,
                                          ----------------------------       ----------------------------
                                              1999             1998              1999             1998
                                          -----------      -----------       ----------        ----------
NET SALES                                 $   784,753      $   739,740       $1,335,236        $1,716,998

COST OF GOODS SOLD                            453,599          934,940          778,532         1,362,993
                                          ------------     -----------       ----------        ----------

GROSS PROFIT (LOSS)                           331,154         (195,200)         556,704           354,005
                                          -----------      -----------       ----------        ----------

OPERATING EXPENSES
     Selling, shipping and marketing          260,226          280,399          459,787           582,927
     General and administrative               533,859          478,892          990,499           927,333
                                          -----------      -----------       ----------        ----------
                                              794,085          759,291        1,450,286         1,510,260
                                          -----------      -----------       ----------        ----------

OPERATING LOSS                               (462,931)        (954,491)        (893,582)       (1,156,255)
                                          -----------      -----------       ----------        ----------
OTHER INCOME (EXPENSE)
     Interest expense                          (2,925)          (6,441)          (5,560)          (10,146)
     Interest income                           31,878           27,993           50,686            64,063
     Other income                               9,774           37,307           46,736            65,985
                                          -----------      -----------       ----------        ----------
                                               38,727           58,859           91,862           119,902
                                          -----------      -----------       ----------        ----------

LOSS BEFORE TAXES                            (424,204)        (895,632)        (801,720)       (1,036,353)

PROVISION FOR INCOME TAXES                        --           300,000              800           300,000
                                          -----------      -----------       ----------        ----------

NET LOSS                                    ($424,204)     ($1,195,632)       ($802,520)      ($1,336,353)
                                          ===========      ===========       ==========        ==========

BASIC AND DILUTED LOSS PER
     COMMON SHARE                              ($0.11)          ($0.52)          ($0.24)          ($0.59)

WEIGHTED AVERAGE COMMON
     SHARES OUTSTANDING                     3,834,584        2,282,368        3,317,179         2,257,367
                                          ===========      ===========       ===========     =============



                                  The accompanying notes are an integral
                                   part of these financial statements.

                                                 HEALTHY PLANET PRODUCTS, INC.

                                                   STATEMENTS OF CASH FLOWS

                                                          (Unaudited)

                                                            Three Months Ended June 30,           Six Months Ended June 30,
                                                           -----------------------------        -----------------------------
                                                              1999               1998              1999               1998
                                                           -----------        ----------        -----------        ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net Loss                                             ($   424,204)      ($1,195,632)      ($   802,520)      ($1,336,353)
     Non-cash items included in net loss
         Depreciation and amortization                          86,680            74,094            160,776           147,654
         Decrease in allowances for
              doubtful accounts and returns                    (74,691)          (28,352)          (323,983)         (182,770)
         Change in inventory reserves                          (63,000)          346,000           (170,000)          346,000
         Decrease in deferred income taxes                        --             300,000               --             300,000

     Changes in:
         Accounts receivables                                  (75,199)          458,851           552,788            450,853
         Inventories                                           (89,042)           94,474            46,822           (116,949)
         Advances on royalties                                   3,820            79,189           (12,774)          (239,413)
         Prepaid expenses                                       (7,652)           32,692           (80,317)           (94,290)
         Accounts payable                                       36,046           (19,636)           37,253           (115,447)
         Royalties payable                                      39,422            (5,434)           54,704             10,285
         Commissions payable                                     2,522            (5,462)          (50,102)           (57,604)
         Accrued wages, bonus and payroll taxes                (10,019)          (14,721)            7,961             (3,910)
         Income taxes payable                                     --                --                --                 (800)
         Accrued liabilities                                    40,862            19,997           115,907              5,163
         Accrued rent payable                                   (9,790)            9,933            (3,169)            19,866
                                                           -----------        ----------        ----------         ----------
         Net cash (used)/provided by operating activities     (544,245)          145,993          (466,654)          (867,715)
                                                           -----------        ----------        ----------         ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
         Sales of marketable securities                           --                --                 333            249,667
         Purchases of equipment and color separations         (133,704)          (53,539)         (162,871)           (66,591)
         Security deposits                                      (4,860)             --              (4,860)              --
         Acquisition costs                                    (151,050)             --            (151,050)              --
         Other                                                 (19,912)          (12,348)          (24,559)            (9,201)
                                                           -----------        ----------        ----------         ----------
         Net cash (used)/provided by investing activities     (309,526)          (65,887)         (343,007)           173,875
                                                           -----------        ----------        ----------         ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
         Principal repayments on note payable                  (27,028)          (66,559)          (72,553)           (92,654)
         Net proceeds from Stock Rights Offering                  --                --           1,494,094               --
                                                           -----------        ----------        ----------         ----------
         Net cash (used)/provided by financing activities      (27,028)          (66,559)        1,421,541            (92,654)
                                                           -----------        ----------        ----------         ----------

INCREASE(DECREASE) IN CASH
     AND CASH EQUIVALENTS                                     (880,799)           13,547           611,880           (786,494)
CASH AND CASH EQUIVALENTS,
     BEGINNING OF PERIOD                                     3,655,289         2,486,021         2,162,610          3,286,062
                                                           -----------        ----------        ----------         ----------
CASH AND CASH EQUIVALENTS,
     END OF  PERIOD                                        $ 2,774,490         2,499,568        $2,774,490         $2,499,568
                                                           ===========        ==========        ==========         ==========

SUPPLEMENTARY CASH FLOW INFORMATION INCLUDES THE FOLLOWING:

         Cash paid during the period for:
              Interest                                     $     2,925       $     6,441        $   2,635          $    3,705
              Income taxes                                 $         0       $     4,080        $       0          $    1,600
         Non-cash investing and financing activities
              Stock purchase warrants issued in exchange
                  for fixed assets                         $    23,898       $      --          $  23,898          $     --

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

NOTE 2 - INVENTORIES

         Inventories consist of the following:

                                                                      June 30,
                                                                        1999
                                                                    -----------
              Raw materials                                         $    19,000
              Work-in-process                                           258,115
              Finished goods                                            225,104
                                                                    -----------
                                                                    $   502,219
                                                                    ============

NOTE 3 - PROPERTY AND EQUIPMENT

         Property and equipment consist of the following:
                                                                      June 30,
                                                                        1999
                                                                    -----------

              Machinery, equipment and leasehold improvements       $   760,369
              Molds                                                     454,808
              Color separations                                         329,245
              Furniture and fixtures                                    161,869
              Computer software                                          78,288
                                                                    -----------
                                                                      1,784,579

         Less accumulated depreciation and amortization                (981,991)
                                                                    ============
                                                                    $   802,588

                          HEALTHY PLANET PRODUCTS, INC.

                                   (Unaudited)

NOTE 4 - INCOME TAXES

At June 30, 1999, the Company had available net operating loss carryovers of approximately $8,765,500 to be applied against future federal taxable income. Due to a change in ownership during 1988, $2,638,000 of these amounts are subject to a Section 382 limitation of a maximum of $476,950 per year. If the Company does not generate sufficient income to use the maximum limitation, remaining amounts accumulate for use in future periods until the operating loss expires. The remaining net operating loss carryovers generated after 1988 are available to be used without yearly limitation. For federal tax purposes, net operating losses expire as follows:


                  Year Ending December 31,
                  ------------------------

                           2002                              $2,638,500
                           2003                               1,222,000
                           2004                               1,299,100
                           2005                                 383,500
                           2006                                  31,700
                           2012                                 570,700
                           2018                               1,818,300
                           2019                                 801,700
                                                             ----------
                                                             $8,765,500
                                                             ==========

The Company has available approximately $25,500 of federal Alternative Minimum Tax credits which can be carried forward indefinitely and offset against future income taxes.

The Company has available approximately $1,623,800 of California net operating losses which can be carried forward and offset against future taxable income. These loss carryforwards expire through 2004.

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






         Accounts receivable allowances                                198,600
         Inventory reserve                                             426,300
         Other                                                         (35,900)
         Valuation allowance                                          (589,000)
                                                                   -----------
         Current deferred tax asset                                $     --
                                                                   ===========

         Depreciation and amortization                             $    23,500
         Benefits from net operating loss carryforward               3,123,200
         Valuation allowance                                        (2,693,200)
         Other                                                          (2,800)
                                                                   -----------

         Non current deferred tax asset                            $   450,700
                                                                   ===========

                         HEALTHY PLANET PRODUCTS, INC.

                                   (Unaudited)


NOTE 5. - EARNINGS PER SHARE

Warrants to purchase 1,214,226 shares of common stock at a weighted average price per share of $2.27 and options to purchase 355,000 shares of common stock at a weighted average price per share of $5.82 were outstanding at June 30, 1999, but were not included in the computation of diluted earnings per share as the exercise prices were greater than the average market price of the common shares.

Warrants to purchase 368,117 shares of common stock at a weighted average price per share of $4.45 and options to purchase 325,000 shares of common stock at a weighted average price per share of $6.19 were outstanding at June 30, 1998, but were not included in the computation of diluted earnings per share as the exercise prices were greater than the average market price of the common shares.

Preferred stock convertible into 31,335 shares of common stock were outstanding at June 30, 1999 and 1998, but were not included in the computation of diluted earnings per share as the effect would be anti-dilutive.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF

                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Special Note Regarding Forward-Looking Statements

     Certain statements in this Form 10-QSB, including information set forth under this Item 2 "Management's Discussion and Analysis of Financial Condition and Results of Operations" constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Act"). Healthy Planet Products, Inc. (the "Company") desires to avail itself of certain "safe harbor" provisions of the Act and is therefore including this special note to enable the Company to do so. Forward-looking statements included in this From 10-QSB or hereafter included in other publicly available documents filed with the Securities and Exchange Commission, report to the Company's stockholders and other publicly available statements issued or released by the Company involve known and unknown risks, uncertainties, and other factors which could cause the Company's actual results, performance (financial or operating) or achievements to differ from the future results, performance (financial or operating) achievements expressed or implied by such forward looking statements. Such future results are based upon management's best estimates based upon current conditions and the most recent results of operations. These include management's forecasts for sales, the decrease in net sales for the three month period ended June 30, 1999, purchasing plans and programs of certain large chain buyers relating to holiday product, recently experienced decline in gross margin as well as marginal increases in general and administrative expenses, the recent adverse trend in the general retail environment, general economic conditions, competition generally and specifically relating to greeting cards having environmental, nature or wildlife themes and the ability of the Company to sustain consumer demand for the Company's principal Sierra Club card line. In addition, the ability of the Company to enhance and expand its product mix and to successfully introduce new products which will meet with consumer acceptance may also affect future results.

Sales

     For the six months ended June 30, 1999, the Company's net sales amounted to $1,335,236 which reflected a decrease of $381,762 or 22.2% versus last year's six month results of $1,716,998. Paper product sales declined 40.1% due primarily to card and bookmark sales down collectively by 44.4%. This decline was offset in part by increased Collectibles sales of $38,451 (+ 21.5%) and sales of $126,947 from the recently acquired Evengreen Group of product lines.

     For the three months ended June 30, 1999, the Company's net sales amounted to $784,753, which reflected an increase of $45,013 (+ 6.2%) versus last year's three month results of $739,740. An increase of $25,016 (+ 26.0%) in Collectibles sales and sales of $126,947 from the recently acquired Evergreen Group of product lines offset the 19.6% decrease in paper product sales.

Gross Profit

     For the six months ended June 30, 1999, gross profit amounted to $556,704 or 41.7% of sales. For the comparable prior year period, gross profit amounted to $354,005 or 20.6% of sales. Included in last year's costs were a close-out sale and a provision for obsolete inventory totaling $576,000. Increased

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF

Collectible and Evergreen sales offset by declining paper product sales accounted for the adjusted period to period increase.

For the three months ended June 30, 1999, gross profit amounted to $331,154 or 42.2% of sales. For the comparable prior year period, a gross loss of $195,200 was incurred. Included in last year's costs were a close-out sale and a provision for obsolete inventory totaling $576,000. The period to period increase was caused by a shortfall in paper product sales offset in part by increased Collectible and Evergreen sales.

Operating Expenses

     For the six months ended June 30, 1999, selling, shipping and marketing expenses amounted to $459,787 reflecting a decrease of $123,140 or 21.1% versus the prior year's level of $582,927. Lower commissions, advertising and catalog costs offset in part by increased sales salaries resulted in the year to year decline.

     For the three months ended June 30, 1999, selling, shipping and marketing expenses amounted to $260,226 reflecting a decrease of $20,173 or 7.1% versus the prior year's level of $280,399. Lower commissions, advertising and catalog costs offset in part by increased sales salaries resulted in the year to year decline

     General and administrative expenses amounted to $990,499 for the six months ended June 30, 1999, reflecting an increase of $63,166 or 6.8% versus the prior year period of $927,333. Increased professional fees and the addition of our recent acquisition of the Evergreen Group accounted for the year to year increase.

     General and administrative expenses amounted to $533,859 for the three months ended June 30, 1999, reflecting an increase of $54,967 or 11.4% versus the prior year period $478,892. The year to year increase was a result of the acquisition and addition of the Evergreen Group.

Income

     An operating loss of $893,582 or $.27 per share was incurred for the six months ended June 30, 1999. Interest and other income of $91,862 reduced the operating loss to result in a net loss before income taxes of $801,720 or $.24 per share. For the prior year period, the net loss before income taxes amounted to $1,036,353 or $.46 per share. All per share amounts are based on the weighted average common shares outstanding for the period. Net loss for the six months ended June 30, 1999 amounted to $802,520 or $.24 per share, compared to the prior year's net loss of $1,336,353 or $.59 per share. All per share amounts are based on the weighted average common shares outstanding for the period.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF

Balance Sheet

     Total assets at June 30, 1999 amounted to $5,450,196 which reflected an increase versus the December 31, 1998 level of $4,639,800 by $810,396 or 17.5%. An increase in cash, prepaid expenses, royalties, and fixed assets were offset in part by decreases in receivables and inventories. Total current liabilities amounted to $784,776 as of June 30, 1999 versus the December 31, 1998 level of $655,700. The increase was a result of increases in trade payables, royalties and accruals offset in part by the paydown of commissions and an existing note payable.

Liquidity and Capital Resources

     At June 30, 1999, the Company's working capital was $3,077,412 reflecting an increase of $506,312 versus the working capital at December 31, 1998 of $2,571,100. Net cash provided by operating activities amounted to $466,654. Operating losses required $1,135,727 in cash offset in part by $669,073 provided by changes in the net receivables, inventory, other assets and liabilities. Cash used by investing activities amounted to $343,007. Approximately $285,000 was used in the recent acquisition of the Evergreen Group and the balance used to purchase color separations, publishing rights and computer equipment. Cash provided by financing activities consisted of $1,494,094 in cash as net proceeds from a rights offering completed in March of 1999 and $72,553 used to repay a note associated with our Collectibles acquisition.

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

                           PART II. OTHER INFORMATION



Item 4.   Submission of Matters to a Vote of Securityholders

             The Annual Meeting of Shareholders of Healthy Planet Products, Inc. (the "Company") was held on July 21, 1999, at which the following items of business were transacted: (i) election of John V. Winfield and Robert W. Sweitzer, Ph.D., to the Board of Directors of the Company, as Class 3 Directors for terms expiring at the Annual Meeting in the year 2002; and (ii) adoption of the 1999 Incentive Compensation Plan pursuant to which, among other items, a total of 400,000 shares of Common Stock have been reserved for issuance, and a maximum of 5,000 options to purchase shares of Common Stock of the Company may be granted to non-employee Directors of the Company through automatic annual grants of 5,000 options upon each anniversary of service.

             Holders of the Company's Common Stock and Series D Preferred Stock were entitled to attend and vote, as a single class, upon the matters at the Annual Meeting.

             The vote on each item of business was as follows:

      A.   ELECTION OF CLASS 3 DIRECTORS
     -----------------------------

           JOHN V. WINFIELD

           Votes For        Votes Against
           ---------        -------------

           2,521,299        84,869

           ROBERT W. SWEITZER, PH.D.

           Votes For        Votes Against
           ---------        -------------

           2,521,299        84,869

      B.   1999 INCENTIVE COMPENSATION PLAN

           Votes For        Votes Against
           ---------        -------------

           1,595,792        130,428

Item 6.           Exhibits and Reports on Form 8-K
                  --------------------------------

              a)  Exhibits

                  None

              b)  Reports on Form 8-K


              During the quarter ended June 30, 1999, the following reports on Form 8-K were filed by the Registrant.



Date of Report    Item Reported             Description
--------------    -------------             -----------

May 11, 1999      Item 5.   Other Events    Acquisition of The Evergreen Group
                                            Product Line from KT Holdings, Inc.

July 22, 1999     Item 5.   Other Events    Election of John V. Winfield and
                                            Robert W. Sweitzer as Directors.
                                            Approval of 1999 Incentive
                                            Compensation Plan.




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



                                         HEALTHY PLANET PRODUCTS, INC.
                                                 (Registrant)

DATED:   August 13, 1999                 by:      /s/  Bruce A. Wilson
                                           ------------------------------------
                                                  Bruce A. Wilson
                                         President,  Chief Executive,  Chief
                                         Operating and Chief Financial Officer.