Form 10QSB
period 1999-09-30
HEALTHY PLANET PRODUCTS INC
filed 1999-11-12
CIK 768260

U.S. SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB

/  X  /  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1999

                                       OR

/      / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________ to____________________________

                           Commission File No. 1-13048

                          HEALTHY PLANET PRODUCTS, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

         Delaware                                     92-2601764
-------------------------------          ---------------------------------------
(State or other jurisdiction of          (I.R.S. Employer Identification Number)
  incorporation or organization)

1700 Corporate Circle, Petaluma, California             94954
--------------------------------------------          ----------
(Address of principal executive offices)              (Zip Code)

Registrant's telephone number, including area code:  (707) 778-2280

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

                                Yes  X    No
                                    ---      ---

         As of November 8, 1999, there were issued and outstanding 3,834,584 shares of common stock of the registrant (exclusive of 31,335 shares of voting Series D Preferred Stock convertible into 31,335 shares of common stock).

         Transitional Small Business Disclosure Format     Yes       No  X
                                                               ---      ---

                         HEALTHY PLANET PRODUCTS, INC.

                                      INDEX


                                                                          Page
                                                                          ----

Form 10-QSB Cover Page                                                      1

Index                                                                       2

PART I.       FINANCIAL INFORMATION

         Item 1.  Financial Statements

                  Balance Sheet at September 30, 1999                       3

                  Statements of Operations for the three-months ended       5
                      and nine months ended September 30, 1999 and 1998

                  Statements of Cash Flows for the three-months ended       6
                      and nine months ended September 30, 1999 and 1998

                  Notes to the Financial Statements                         7

         Item 2.  Management's Discussion and Analysis of Financial        11
                      Condition and Results of Operations


PART II.     OTHER INFORMATION


         Item 6.  Exhibits and Reports on Form 8-K                         15

         Signature                                                         15

                                     PART I
                              FINANCIAL INFORMATION

Item 1.       Financial Statements

                          HEALTHY PLANET PRODUCTS, INC.

                                  BALANCE SHEET

                                     ASSETS


                                                                   September 30,
                                                                       1999
                                                                    ----------
                                                                    (Unaudited)

CURRENT ASSETS
     Cash and cash equivalents                                      $1,794,251
     Accounts receivable - net of allowances for doubtful
         accounts and returns of $180,260                              780,994
     Inventories                                                       599,574
     Advance on royalties                                              244,433
     Prepaid expenses                                                   86,744
                                                                    ----------

                  Total current assets                               3,505,996
                                                                    ----------

PROPERTY AND EQUIPMENT, at cost, net of accumulated
     depreciation and amortization                                     864,319
                                                                    ----------

OTHER ASSETS
     Deferred income taxes                                             450,700
     Security deposits                                                  39,137
     Publishing rights - net of accumulated
         amortization of $172,868                                       89,318
     Acquisition costs and goodwill-net of
         accumulated amortization of $16,691                           129,679
     Other                                                              82,966
                                                                    ----------

                  Total other assets                                   791,800
                                                                    ----------

TOTAL ASSETS                                                        $5,162,115
                                                                    ==========



                     The accompanying notes are an integral
                       part of these financial statements.

                          HEALTHY PLANET PRODUCTS, INC.

                      LIABILITIES AND SHAREHOLDERS' EQUITY

                                                                   September 30,
                                                                      1999
                                                                   ------------
                                                                   (Unaudited)

CURRENT LIABILITIES
     Accounts payable                                              $    346,437
     Royalties payable                                                   57,047
     Commissions payable                                                 38,010
     Series B preferred stock redemption and dividends payable          161,500
     Accrued wages, bonuses and payroll taxes                           103,256
     Accrued liabilities                                                 71,280
                                                                   ------------

                  Total current liabilities                             777,530

OTHER LIABILITIES
     Accrued rent payable                                               107,357
                                                                   ------------
                                                                        884,887
                                                                   ------------

SHAREHOLDERS' EQUITY
     Common stock, $.01 par value, 12,000,000 shares
         authorized, 3,834,584 shares issued and outstanding             38,346
     Preferred stock, Series D, $.10 par value, with
         aggregate liquidation preferences of $160,100,
         371,009 shares authorized, 31,335 issued and outstanding         3,134

     Additional paid-in capital                                      14,670,526

     Accumulated deficit                                            (10,434,778)
                                                                   ------------

                  Total shareholders' equity                          4,277,228
                                                                   ------------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                         $  5,162,115
                                                                   ============


                     The accompanying notes are an integral
                       part of these financial statements.


                                                    HEALTHY PLANET PRODUCTS, INC.

                                                      STATEMENTS OF OPERATIONS

                                                             (Unaudited)
                                                              Three Months Ended Sept. 30,             Nine Months Ended Sept. 30,
                                                            -------------------------------         -------------------------------
                                                               1999                 1998               1999                 1998
                                                            -----------         -----------         -----------         -----------
NET SALES                                                   $ 1,182,026         $ 1,034,654         $ 2,517,262         $ 2,751,652

COST OF GOODS SOLD                                              586,851           1,119,734           1,365,383           2,482,727
                                                            -----------         -----------         -----------         -----------

GROSS PROFIT (LOSS)                                             595,175             (85,080)          1,151,879             268,925
                                                            -----------         -----------         -----------         -----------

OPERATING EXPENSES
     Selling, shipping and marketing                            301,568             366,824             761,355             949,751
     General and administrative                                 627,493             524,098           1,617,992           1,451,431
                                                            -----------         -----------         -----------         -----------
                                                                929,061             890,922           2,379,347           2,401,182
                                                            -----------         -----------         -----------         -----------

OPERATING LOSS                                                 (333,886)           (976,002)         (1,227,468)         (2,132,257)
                                                            -----------         -----------         -----------         -----------

OTHER INCOME (EXPENSE)
     Interest expense                                            (1,471)             (4,306)             (4,089)            (14,452)
     Interest income                                             23,753              31,780              74,439              95,843
     Other income                                                 6,650              32,779              53,386              98,764
                                                            -----------         -----------         -----------         -----------
                                                                 28,932              60,253             123,736             180,155
                                                            -----------         -----------         -----------         -----------

LOSS BEFORE TAXES                                              (304,954)           (915,749)         (1,103,732)         (1,952,102)

PROVISION FOR INCOME TAXES                                         --               200,000                 800             500,000
                                                            -----------         -----------         -----------         -----------

NET LOSS                                                    $  (304,954)        $(1,115,749)        $(1,104,532)        $(2,452,102)
                                                            ===========         ===========         ===========         ===========

BASIC AND DILUTED LOSS PER
     COMMON SHARE                                           $     (0.08)        $     (0.49)        $     (0.32)        $     (1.08)

WEIGHTED AVERAGE COMMON
     SHARES OUTSTANDING                                       3,834,584           2,282,368           3,489,647           2,265,701
                                                            ===========         ===========         ===========         ===========

                                               The accompanying notes are an integral
                                                 part of these financial statements.

                                                    HEALTHY PLANET PRODUCTS, INC.

                                                      STATEMENTS OF CASH FLOWS

                                                             (Unaudited)
                                                                        Three Months Ended Sept. 30,    Nine Months Ended Sept. 30,
                                                                        ---------------------------     ---------------------------
                                                                            1999            1998           1999             1998
                                                                        -----------     -----------     -----------     -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net Loss                                                           $  (304,954)    $(1,115,749)    $(1,104,532)    $(2,452,102)
     Non-cash items included in net loss
         Depreciation and amortization                                       99,632          77,834         260,408         225,488
         Increase/(Decrease) in allowances for
              doubtful accounts and returns                                  40,745          86,284        (283,238)        (96,486)
         Change in inventory reserves                                       (20,000)        319,000        (190,000)        665,000
         Decrease in deferred income taxes                                     --           200,000            --           500,000

     Changes in:
         Accounts receivables                                              (423,721)       (329,108)        129,067         121,745
         Inventories                                                        (77,355)        218,789         (30,533)        101,840
         Advances on royalties                                             (231,659)        118,890        (244,433)       (120,523)
         Prepaid expenses                                                    51,942          99,770         (28,375)          5,480
         Accounts payable                                                    72,896          69,316         110,149         (46,131)
         Royalties payable                                                   (8,514)          8,066          46,190          18,351
         Commissions payable                                                  7,315          41,561         (42,787)        (16,043)
         Accrued wages, bonus and payroll taxes                              46,363          22,765          54,324          18,855
         Income taxes payable                                                  --              --              --              (800)
         Accrued liabilities                                                (66,255)        (20,804)         49,652         (15,641)
         Accrued rent payable                                               (14,854)          9,933         (18,023)         29,799
                                                                        -----------     -----------     -----------     -----------
         Net cash used by operating activities                             (828,419)       (193,453)     (1,292,132)     (1,061,168)
                                                                        -----------     -----------     -----------     -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
         Sales of marketable securities                                        --              --               333         249,667
         Purchases of equipment and color separations                      (126,699)        (20,338)       (292,511)        (86,929)
         Security deposits                                                     --              --            (4,860)           --
         Acquisition costs                                                     --              --          (151,050)           --
         Other                                                               (2,070)         (1,701)        (26,630)        (10,902)
                                                                        -----------     -----------     -----------     -----------
         Net cash (used)/provided by investing activities                  (128,769)        (22,039)       (474,718)        151,836
                                                                        -----------     -----------     -----------     -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
         Principal repayments on note payable                               (23,051)        (25,694)        (95,604)       (118,348)
         Net proceeds from Stock Rights Offering                               --              --         1,494,094            --
                                                                        -----------     -----------     -----------     -----------
         Net cash (used)/provided by financing activities                   (23,051)        (25,694)      1,398,490        (118,348)
                                                                        -----------     -----------     -----------     -----------
DECREASE IN CASH
     AND CASH EQUIVALENTS                                                  (980,239)       (241,186)       (368,359)     (1,027,680)
CASH AND CASH EQUIVALENTS,
     BEGINNING OF PERIOD                                                  2,774,490       2,499,568       2,162,610       3,286,062
                                                                        -----------     -----------     -----------     -----------
CASH AND CASH EQUIVALENTS,
     END OF  PERIOD                                                     $ 1,794,251     $ 2,258,382     $ 1,794,251     $ 2,258,382
                                                                        ===========     ===========     ===========     ===========

SUPPLEMENTARY CASH FLOW INFORMATION INCLUDES THE FOLLOWING:

         Cash paid during the period for:
              Interest                                                  $     1,471     $     4,306     $     4,089     $   (14,452)
              Income taxes                                              $         0     $         0     $         0     $     1,600
         Non-cash investing and financing activities
              Stock purchase warrants issued in exchange
                  for fixed assets                                      $         0     $         0     $    23,898     $         0

                              The accompanying notes are an integral part of these financial statements

                                                            Page 6 of 15

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

NOTE 2 - INVENTORIES

         Inventories consist of the following:
                                                                  September 30,
                                                                      1999
                                                                  ------------

              Raw materials                                       $     34,629
              Work-in-process                                          254,817
              Finished goods                                           310,128
                                                                  ------------
                                                                  $    599,574
                                                                  ============

NOTE 3 - PROPERTY AND EQUIPMENT

         Property and equipment consist of the following:
                                                                  September 30,
                                                                      1999
                                                                  ------------


              Machinery, equipment and leasehold improvements     $    825,464
              Molds                                                    467,820
              Color separations                                        335,505
              Furniture and fixtures                                   150,869
              Computer software                                        139,282
                                                                  ------------
                                                                     1,918,940

         Less accumulated depreciation and amortization             (1,054,621)
                                                                  ------------
                                                                  $    864,319
                                                                  ============

                          HEALTHY PLANET PRODUCTS, INC.

                                   (Unaudited)

NOTE 4 - INCOME TAXES

At September 30, 1999, the Company had available net operating loss carryovers of approximately $8,765,500 to be applied against future federal taxable income. Due to a change in ownership during 1988, $2,638,000 of these amounts are subject to a Section 382 limitation of a maximum of $476,950 per year. If the Company does not generate sufficient income to use the maximum limitation, remaining amounts accumulate for use in future periods until the operating loss expires. The remaining net operating loss carryovers generated after 1988 are available to be used without yearly limitation. For federal tax purposes, net operating losses expire as follows:


                  Year Ending December 31,
                  ------------------------
                           2002                              $2,638,500
                           2003                               1,222,000
                           2004                               1,299,100
                           2005                                 383,500
                           2006                                  31,700
                           2012                                 570,700
                           2018                               1,818,300
                           2019                               1,103,700
                                                             ----------
                                                             $9,067,500
                                                             ==========


The Company has available approximately $25,500 of federal Alternative Minimum Tax credits which can be carried forward indefinitely and offset against future income taxes.

The Company has available approximately $1,776,300 of California net operating losses which can be carried forward and offset against future taxable income. These loss carryforwards expire through 2004.

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






            Accounts receivable allowances                      198,600
            Inventory reserve                                   426,300
            Other                                               (35,900)
            Valuation allowance                                (589,000)
                                                            -----------
            Current deferred tax asset                      $      --
                                                            ===========

            Depreciation and amortization                   $    23,500
            Benefits from net operating loss carryforward     3,240,000
            Valuation allowance                              (2,810,000)
            Other                                                (2,800)
                                                            -----------
            Non current deferred tax asset                  $   450,700
                                                            ===========

                          HEALTHY PLANET PRODUCTS, INC.

                                   (Unaudited)


NOTE 5. - EARNINGS PER SHARE

Warrants to purchase 1,214,226 shares of common stock at a weighted average price per share of $2.27 and options to purchase 355,000 shares of common stock at a weighted average price per share of $5.82 were outstanding at September 30, 1999, but were not included in the computation of diluted earnings per share as the exercise prices were greater than the average market price of the common shares.

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

Preferred stock convertible into 31,335 shares of common stock were outstanding at September 30, 1999 and 1998, but were not included in the computation of diluted earnings per share as the effect would be anti-dilutive.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF

                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Special Note Regarding Forward-Looking Statements

     Certain statements in this Form 10-QSB, including information set forth under this Item 2 "Management's Discussion and Analysis of Financial Condition and Results of Operations" constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Act"). Healthy Planet Products, Inc. (the "Company") desires to avail itself of certain "safe harbor" provisions of the Act and is therefore including this special note to enable the Company to do so. Forward-looking statements included in this From 10-QSB or hereafter included in other publicly available documents filed with the Securities and Exchange Commission, report to the Company's stockholders and other publicly available statements issued or released by the Company involve known and unknown risks, uncertainties, and other factors which could cause the Company's actual results, performance (financial or operating) or achievements to differ from the future results, performance (financial or operating) achievements expressed or implied by such forward looking statements. Such future results are based upon management's best estimates based upon current conditions and the most recent results of operations. These include management's forecasts for sales, the decrease in net sales for the nine month period ended September 30, 1999, purchasing plans and programs of certain large chain buyers relating to holiday product, recently experienced decline in gross margin as well as marginal increases in general and administrative expenses, the recent adverse trend in the general retail environment, general economic conditions, competition generally and specifically relating to greeting cards having environmental, nature or wildlife themes. In addition, the ability of the Company to enhance and expand its product mix and to successfully introduce new products which will meet with consumer acceptance may also affect future results.

Sales

     For the nine months ended September 30, 1999, the Company's net sales amounted to $2,517,262 which reflected a decrease of $234,390 or 8.5% versus last year's nine month results of $2,751,652. Paper product sales declined 30% due primarily to card and bookmark sales down collectively by 31.8%. This decline was offset in part by increased Collectibles sales of $64,086, revenues of $303,206 from the recently acquired Evergreen Group of product lines and revenues of $111,000 from the recently introduced Henna kits..

     For the three months ended September 30, 1999, the Company's net sales amounted to $1,182,026 which reflected an increase of $147,372 or 14.2% versus last year's three month results of $1,034,654. An increase of $25,635 in Collectibles sales, revenues of $176,259 from the recently acquired Evergreen Group of product lines and revenues of $111,000 from the recently introduced Henna Kits offset the 19.0% decrease in paper product sales.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF

Gross Profit

     For the nine months ended September 30, 1999, gross profit amounted to $1,151,879 or 45.8% of sales. For the comparable prior year period, gross profit amounted to $268,925 or 9.8% of sales. Included in last year's costs were a close-out sale and a provision for obsolete inventory totaling $1,045,000. Increased Collectible, Evergreen and Henna sales offset by declining paper product sales accounted for the adjusted period to period increase.

     For the three months ended September 30, 1999, gross profit amounted to $595,175 or 58.3% of sales. For the comparable prior year period, a gross loss of $85,080 was incurred. Included in last year's costs were a close-out sale and a provision for obsolete inventory totaling $319,000. The period to period increase was caused by a shortfall in paper product sales offset in part by increased Collectible, Evergreen and Henna sales.

Operating Expenses

     For the nine months ended September 30, 1999, selling, shipping and marketing expenses amounted to $761,355 reflecting a decrease of $188,396 or 19.8% versus the prior year's level of $949,751. Lower commissions, advertising and catalog costs offset in part by increased sales salaries resulted in the year to year decline.

     For the three months ended September 30, 1999, selling, shipping and marketing expenses amounted to $301,568 reflecting a decrease of $65,256 or 17.7% versus the prior year's level of $366,824. Lower commissions, advertising and catalog costs offset in part by increased sales salaries resulted in the year to year decline

     General and administrative expenses amounted to $1,617,992 for the nine months ended September 30, 1999, reflecting an increase of $166,561 or 11.5% versus the prior year period of $1,451,341. Increased professional fees and the addition of our recent acquisition of the Evergreen Group accounted for the year to year increase.

     General and administrative expenses amounted to $627,493 for the three months ended September 30, 1999, reflecting an increase of $103,935 or 19.7% versus the prior year period $524,098. The year to year increase was a result of the acquisition and addition of the Evergreen Group.

Income

     An operating loss of $1,227,468 or $.35 per share was incurred for the nine months ended September 30, 1999. Interest and other income of $123,736 reduced the operating loss to result in a net loss before income taxes of $1,103,732 or $.32 per share. For the prior year period, the net loss before income taxes

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF

Income   (continued)

amounted to $1,952,102 or $.86 per share. Net loss for the nine months ended September 30, 1999 amounted to $1,104,532 or $.32 per share, compared to the prior year's net loss of $2,452,102 or $1.08 per share. All per share amounts are based on the weighted average common shares outstanding for the period.

Balance Sheet

     Total assets at September 30, 1999 amounted to $5,162,115 which reflected an increase versus the December 31, 1998 level of $4,639,800 by $522,315 or 11.3%. An increase in receivables, prepaid expenses, inventories, royalties, and fixed assets were offset in part by a decrease in cash. Total current liabilities amounted to $777,530 as of September 30, 1999 versus the December 31, 1998 level of $655,700. The increase was a result of increases in trade payables, royalties and accruals offset in part by the paydown of commissions and an existing note payable.

Liquidity and Capital Resources

     At  September  30,  1999,  the  Company's  working  capital was  $2,728,466 reflecting an increase of $157,366 versus the working capital at December 31, 1998 of $2,571,100. Net cash used by operating activities amounted to $1,292,132. Operating losses required $1,317,362 in cash offset in part by $25,230 provided by changes in the net receivables, inventory, other assets and liabilities. Cash used by investing activities amounted to $474,718 consisting principally of $285,000 used in the recent acquisition of the Evergreen Group and the balance used to purchase computer equipment and new information systems, color separations, and publishing rights. Cash provided by financing activities consisted of $1,494,094 in cash as net proceeds from a rights offering completed in March of 1999 and $95,604 used to repay a note associated with our Collectibles acquisition.

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

Item 6.           Exhibits and Reports on Form 8-K

              a)  Exhibits

                  None

              b)  Reports on Form 8-K


              During the quarter ended September 30, 1999, the following reports on Form 8-K were filed by the Registrant.



Date of Report    Item Reported                Description
--------------    -------------                -----------

July 22, 1999     Item 5.  Other Events        Election of John V. Winfield and
                                               Robert W. Sweitzer as Directors;
                                               Approval of 1999 Incentive
                                               Compensation Plan






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



                                   HEALTHY PLANET PRODUCTS, INC.
                                           (Registrant)

DATED:   November  12, 1999        by:      /s/  Bruce A. Wilson
                                      -----------------------------------------
                                            Bruce A. Wilson
                                   President, Chief Executive, Chief Operating
                                   and Chief Financial Officer.