Form 10KSB40
period 1999-12-31
HEALTHY PLANET PRODUCTS INC
filed 2000-03-29
CIK 768260

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

                                   (Mark One)

                 [X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934.

                   For the fiscal year ended December 31, 1999

                                       OR

               [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934.

             For the transition period from __________ to _________

                         Commission file number 1-13048

                          HEALTHY PLANET PRODUCTS, INC.
                 ----------------------------------------------
                 (Name of Small Business Issuer in Its Charter)

                     Delaware                                   94-2601764
   -------------------------------------------            ----------------------
          (State or Other Jurisdiction of                    (I.R.S. Employer
          Incorporation or Organization)                    Identification No.)

   1700 Corporate Circle, Petaluma, California                     94954
   -------------------------------------------            ----------------------
     (Address of Principal Executive Offices)                   (Zip Code)

                                 (707) 778-2280
                                 --------------
                (Issuer's Telephone Number, Including Area Code)

         Securities registered under Section 12(b) of the Exchange Act:

  Common Stock, $.01 par value                American Stock Exchange
  ----------------------------                -----------------------
     (Title of Each Class)           (Name of Each Exchange on Which Registered)

         Securities registered under Section 12(g) of the Exchange Act:

                          Common Stock, $.01 par value
                          ----------------------------
                                (Title of Class)


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

Yes    /x/        No   /_/

         Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. /x/

         The Issuer's revenues for its most recent fiscal year ended December 31, 1999 were $3,689,600.

         On March 20, 2000, the aggregate market value of the voting stock of Healthy Planet Products, Inc. (consisting of common stock, $.01 par value (the "Common Stock")) held by non-affiliates of the Registrant was approximately $2,351,739 based on the closing price for such Common Stock on said date as reported by the American Stock Exchange.

         In making the foregoing calculation, the Registrant has, for calculation purposes only, included all presently outstanding 31,335 shares of its Series D Preferred Stock convertible into shares of Common Stock on a share-for-share basis.

         On March 20, 2000, there were 3,840,584 shares of Common Stock, $.01 par value, issued and outstanding (exclusive of 31,335 shares of voting Series D Preferred Stock convertible into 31,335 shares of Common Stock).


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

         The Company designs, publishes and markets, throughout the United States and Canada, a diversified line of cause related, nature and wildlife greeting cards, note cards, holiday cards, adoption kits, gifts and stationery. In response to environmental considerations, the Company has associated itself through its licensing agreements with various non-profit organizations and has, since inception, paid over $3,000,000 in royalties to these groups to further their efforts on behalf of the environment and its inhabitants.

         All of the Company's paper products are produced on elementally chlorine-free or recycled paper using soy-based ink. The Company publishes and markets over 600 everyday, occasional and seasonal cards. The Company's products are predominantly marketed through approximately 130 independent sales representatives to over 5,800 retail sales outlets comprised of card shops, stationery stores, gift, notion and variety shops, drug stores, book stores, department stores and miscellaneous chain and retail sales outlets.

         In December 1997, the Company acquired certain assets of Corlett Collectibles, Inc., a privately owned company which specialized in the design, manufacture and sale of a line of handcrafted sculptures, figurines and collectibles of domestic and wild animals. This line, which was introduced by the Company under the name Healthy Planet Collectibles in the first quarter of 1998, currently consists of approximately 850 animal and wildlife sculptures.

         In May 1999, the Company acquired The Evergreen Group(TM) product lines from KT Holdings, Inc., a privately held company. The primary product is a line of endangered animal adoption kits marketed under the trademarks Friends of the Forest(TM) and Friends of the Ocean(TM). These adoption kits are sold through multiple channels including specialty retail and gift stores, print catalogs, the internet, and directly to consumers via direct mail. A portion of the proceeds of each kit sold is paid as a royalty to a conservation group that assists in the development of the adoption kits.

General Business Developments During Most Recent Fiscal Year

         The Company made a stock rights offering to shareholders of record on January 11, 1999. Each shareholder on the rights record date was issued two rights for each common share owned by such shareholder. Each right entitled the shareholder to purchase one share of the Company's Common Stock at $1.0625 per share. Shareholders were accorded certain oversubscription rights conditioned upon their exercising their basic rights. The rights offering expired on March 16, 1999. As a result of the rights offering, the Company issued an aggregate of 1,582,216 shares of Common Stock and received an aggregate of approximately $1,649,230 in gross proceeds from the rights offering. The Chairman of the Company and two companies controlled by him agreed to exercise all of their respective basic rights resulting in their purchase of 927,000 shares of Common Stock and, in addition, exercised over subscription rights to acquire 43,200 shares of Common Stock, resulting in their purchase of an aggregate of 970,200 shares of Common Stock.

          On May 4, 1999, the Company completed the acquisition of The Evergreen Group product lines from KT Holdings, Inc., a privately held company. The product lines, which include adoption kits, educational games, activity kits and gift items, are based on pro-active consumer education about the conservation of endangered animals. These product lines are associated with, and help to support, various conservation groups such as the Caribbean Conservation Corporation, the Earth Island Institute, the Hornocker Wildlife Institute, the Institute of Range and the American Mustang, the International Wildlife Coalition, The Raptor Center and The Wolf Education and Research Center.

         In August 1999, the Company entered into a license agreement with the National Wildlife Federation ("NWF"), granting the Company the exclusive use of NWF's name and trademarks in connection with the manufacture and worldwide marketing and sale of photography based notecards, stationery, postcards, blank journals and magnets. NWF is a leading conservation organization reaching 4 million people annually, including 1 million subscribers to their publications. The NWF's mission is to inspire, educate and assist individuals to conserve wildlife and other natural resources. NWF was started in 1936 and has grown to be the nation's largest private, non-profit conservation education organization.

         Since 1980, the Company had been the exclusive licensee of the Sierra Club, a nationally known environmental and conservationist organization, for the use of the Sierra Club name on a line of wilderness and wildlife cards, journals, stationery, tablets and magnets. The Sierra Club line accounted for approximately 44.7% of the Company's net sales for the year ended December 31, 1999 and for approximately 65.5% of the Company's net sales for the year ended December 31, 1998. Prior to December 31, 1999, the Company notified the Sierra Club that it had elected not to continue as a licensee of the Sierra Club commencing in the year 2000. The Sierra Club has initiated legal action against the Company as a result of the Company's decision not to continue as a licensee. See "Item 3 - Legal Proceedings" for further information concerning this legal action.

         On December 8, 1999, the Company, in an effort to reduce operating expenses, entered into an amendment to its lease to surrender approximately 34,181 square feet of its 60,512 square foot facility, resulting in a reduction of rental expense of $234,896 on an annualized basis effective beginning June 1, 2000 (see "Item 2. Properties").

         After 12 years of service, Mr. Bruce A. Wilson, President and Chief Executive Officer of the Company, retired from participation in the day to day operations of the Company effective, December 31, 1999. Mr. Wilson remains a member of the Board of Directors and provides consulting services to the Company.

         On January 6, 2000, Mr. Donald L. Beckman joined the Company as its Vice-President of Marketing. Mr. Beckman brings with him thirty years of experience in the social expression industry, having held various executive positions with American Greetings. In addition, and effective January 14, 2000, Mr. Richard M. Widney was appointed as Vice-President and General Manager of the Company. Mr. Widney was previously President of KT Holdings and was instrumental in the development of the adoption kit product lines.

Products

Source of Product and Arrangement with Photographers and Others

         Published Product and Collectibles

         While the overall concept and design of its published products are developed by the Company in-house, it principally relies on independent, unaffiliated photographers to create images for its product lines. Agreements between the Company and its photographers apply to specific images submitted by a photographer and accepted by the Company. These agreements are exclusive as to those images, and do not normally cover all of a photographer's works. The Company utilizes an available pool of 600-700 photographers. It additionally receives unsolicited submissions from time to time from various photographers. When utilizing the work of a particular photographer, the Company generally makes a one time payment of approximately $300-$400, which entitles the Company to utilize the particular work for three to five years without further royalty payments. The Company's collectible line of figurines are designed and hand sculpted by independent artists and craftsmen who generally receive a one time fee of approximately $400 or a royalty of approximately 4%. Master molds are designed and created in California, and final product is cast and hand painted by a non-affiliated manufacturer located in the Far East. No single photographer or artist (sculptor) with whom the Company has entered into a license or purchase of rights agreement has created products which have accounted for 4% or more of the Company's sales in any year.

         License Agreements

         The Company has entered into licensing agreements with the National Wildlife Foundation, The Wilderness Society, The Marine Mammal Center, The Zoological Society of San Diego, The Rainforest Action Network and the SEVA Foundation, expiring at various dates through August 31, 2002. The agreements call for royalty payments of 2% - 10% of net sales, as defined in the agreements, subject to minimum cumulative royalties of $175,000, over the life of these agreements. All agreements are cancelable with 30 to 60 days notice, as defined in the agreements. Options exist to extend the terms of certain agreements.

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

         During the year ended December 31, 1999 the Company made 23.6%, 13.2% and 7.3% of its purchases from three manufacturers or suppliers. Each of these suppliers is unaffiliated with the Company. The Company does not have any short or long term supply agreements or exclusive agreements with these suppliers. The Company believes that the loss of any of these suppliers would not have a material impact upon the Company's business, since it believes that multiple alternate suppliers are available to the Company at competitive prices.

Marketing and Sales

         The Company's products are marketed to over 5,800 retail sales outlets which are comprised of card shops, stationery stores, gift and book stores, notions and variety shops, drug stores, department stores, and miscellaneous and multiple retail outlets. With the exception of Barnes & Noble Superstores, a national chain of bookstores which accounted for approximately 17.6% of the Company's net sales, for the year ended December 31, 1999, no other single customer of the Company accounted for 10% or more of the Company's net sales.

         In addition to its sales staff, the Company utilizes approximately 130 independent sales representatives who also represent the products of other companies. Independent sales representatives accounted for approximately 56.4% of Company sales for the year ended December 31, 1999 with the balance of Company sales being generated via direct customer contact. Independent sales representatives are paid a fixed sales commission ranging from 5% to 25% of sales. For the year ended December 31, 1999, a total of $287,194 in commissions were paid to the sales representatives. During this period, no single independent sales representative accounted for more than 10% of the Company's sales.

         The Company has developed various merchandising programs, which have been designed to provide increasing levels of benefits to its customers as customers' commitment to the Company's product lines increase. The Company's product line has been segmented and is targeted to specific markets. Sales literature, point of sale advertising and catalogs/flyers explain and highlight the Company's programs and products, and are used by sales representatives in presentations to customers. The Company provides a range of options, from small "promotional" displays to larger "departmental" displays.

Advertising and Sales Promotion

         The Company uses various methods to promote its products. It exhibits at certain trade and gift shows, and provides point of sale materials and a web site presence. In addition, it produces sales materials which feature new products and merchandising programs. One of the Company's most effective forms of retail advertising is the visual display of its products in display space in retail outlets. The Company believes that its cause related, nature and wildlife card and other product lines will be the indirect beneficiary of the promotion of each particular cause, and consumer concerns for the environment and nature preservation.

Competition

         The greeting card, social stationery and gift industry is highly competitive. The Company only marginally competes with major traditional card companies, such as Hallmark Cards, Inc., American Greetings Corporation, Recycled Paper Products and Gibson Greetings, Inc. The major greeting card companies have greater financial resources, market penetration and experience than the Company. The Company primarily competes with the smaller alternative card companies, several of whom have sales and resources greater than those of the Company; i.e., Paramount and Sunrise Publications (now part of Hallmark), among others.

         The primary basis upon which the Company competes is the marketing of its cause related products. This factor is a positive aspect to the business of the Company so long as there continues to be public awareness, support and identification with a particular cause or environmental issues. Conversely, should a cause or organization fall out of vogue with the public, the attractiveness of a line may diminish. The Company does not view itself as being a significant competitive factor in the greeting card or gift industries, though the Company does believe that growth and opportunity does present itself within the niche of cause related and associated card and other product lines.

Employees

         The Company currently has 34 full-time employees, including its four executive officers. Of the 34 employees, 22 are in administrative, managerial, and sales positions, and 12 are warehouse persons. In peak seasons, the Company may employ up to 12 temporary employees for its warehouse operation. None of the Company's employees are represented by a labor union, and the Company considers its relationship with its employees to be good.

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

         The Company has registered HEALTHY PLANET PRODUCTS (Registered) as a trademark in association with its environmentally cause-related product lines, and has completed registration of the name, logo and design of HEALTHY PLANET PRODUCTS with the United States Patent and Trademark Office and the European Community.

         The Company has also registered the "Sea Dreams", "Nature Baby", "Healthy Planet Collectibles", "Show the World you Care", "The Evergreen Group", "Friends of the Forest", "Friends of the Ocean" and "Friends of the Environment", names, logos, and designs as trademarks used in connection with its various product lines.


Item 2. Properties

         The Company's offices and business facilities are located in a building located in Petaluma, California.

         On December 8, 1999, the Company entered into a lease agreement with RNM Lakeville LP, the landlord of its existing facility, pursuant to which the Company surrendered approximately 34,181 square feet of its approximate 60,512 square feet of leased facility. The surrender of a portion of its leased premises was in furtherance of the Company's desire to reduce its monthly general operating expenses. The new lease now relates to 26,472 square feet located at 1700 Corporate Circle, Petaluma, California. The lease term extends through April 14, 2002 and provides for a monthly base rent of $15,833 effective beginning June 1, 2000. In addition to the base rent, the Company is to pay, as additional rent, its share of operating expenses and real property taxes. The Company believes that its present facilities are now adequate and suitable for its present and anticipated future needs.

Item 3.  Legal Proceedings

         In December, 1999, the Company notified the Sierra Club that it would not be continuing its license with the Sierra Club beyond 1999. On March 14, 2000, the Sierra Club filed a summons and complaint for breach of contract in the Superior Court of California, County of San Francisco, in support of an application with the court seeking a provisional order of attachment against the Company pending determination of an arbitration proceeding which the Sierra Club is expected to commence against the Company concerning termination of the license. The Company believes that the proceedings initiated by the Sierra Club are without merit and intend to defend them vigorously.

         Other than as set forth in the preceding paragraph, the Company is not a party to any material pending legal proceedings, other than ordinary routine litigation incidental to the business.


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

B.       Market Information

         American Stock Exchange

         The following are the high and low closing sale prices for the Company's Common Stock for the periods indicated:

                  Year              High            Low
                  ----              ----            ---
                  1999

              1st Quarter           1 3/8           1/2

              2nd Quarter           1 7/8           1/2

              3rd Quarter             3/4           1/2

              4th Quarter             5/8          5/16


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

D.       Approximate Number of Equity Security Holders

         The approximate number of record holders of the Company's Common Stock as of March 20, 2000 was 115. Such number of record owners was determined from the Company's shareholder records, and does not include beneficial owners of the Company's Common Stock whose shares are held in the names of various security holders, dealers and clearing agencies. The Company believes that the number of beneficial owners of its Common Stock held by others in nominee names exceeds 1,000 in number.

Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations

Special Note Regarding Forward-Looking Statements

         Certain statements in this Form 10-KSB, including information set forth under Item 6 "Management's Discussion and Analysis of Financial Condition and Results of Operations" constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Act"). The Company desires to avail itself of certain "safe harbor" provisions of the Act and is therefore including this special note to enable the Company to do so. Forward-looking statements included in this Form 10-KSB or hereafter included in other publicly available documents filed with the Securities and Exchange Commission, reports to the Company's stockholders and other publicly available statements issued or released by the Company involve known and unknown risks, uncertainties, and other factors which could cause the Company's actual results, performance (financial or operating) or achievements to differ from the future results, performance (financial or operating) achievements expressed or implied by such forward looking statements. Such future results are based upon Management's best estimates based upon current conditions and the most recent results of operations. These include Management's forecasts for sales, purchasing plans and programs of certain large chain buyers relating to holiday product, net operating losses in each of the three most recent fiscal years, general economic conditions for the Company's product lines, competition generally and specifically relating to greeting cards having environmental, nature or wildlife themes, the ability of the Company to sustain consumer demand for the Company's principal card lines, the ability of the Company to successfully market its line of handcrafted sculptures, figurines and adoption kits, and the absence of long term supply contracts which could make production costs unpredictable. In addition, the ability of the Company to enhance and expand its product mix and to successfully introduce new products which will meet with consumer acceptance may also affect future results.

Results of Operations

1999 Compared to 1998

         Sales for the year ended December 31, 1999 were $3,689,600, reflecting a slight increase of 1.5% versus the prior year level of $3,633,900. Paper product sales declined 19.8% due primarily to a decline in card and bookmark sales, which were down collectively by 27.7%. This was offset by increased sales from adoption kits, Henna Kits and collectibles. Included in the 1999 year end results was a provision for future returns of approximately $109,000. This provision recognizes and provides for the return of unsold seasonal product from customers who have qualified for a return privilege.

         During 1999, sales of the Company's largest product line, the Sierra Club line, accounted for 44.7% of total revenues compared to 65.5% for 1998 and showed a year to year decline of revenues of 30.8%. A continuing decline in holiday boxed card sales combined with a drop off of everyday card sales resulted in the overall Sierra Club revenue decline. Sales of the Company's other product lines sold in both 1998 and 1999, excluding Sierra Club, finished the year even with the prior year results.

         The Company reported an operating loss of $2,727,900 or $.76 per share versus the prior year level of $2,905,500 or $1.28 per share. Gross margin increased by $818,300 to $1,077,400 versus the prior year level of $259,100 or by 315.8%. The gain in gross margin was offset in part by an increase in operating expenses of $640,700. Costs associated with the acquisition of the KT Holdings, Inc. product lines, the write-off of phased out computer equipment and increased selling expenses contributed to the increase in operating expenses.

         Cost of sales amounted to $2,612,200 for the year ended December 31, 1999 representing 70.8% of sales. Included in this year's costs was a $300,000 write-off of collectible product molds. For the comparable prior year period, cost of sales amounted to $3,374,800 or 92.9% of sales. Included in the prior year's costs were costs related to a close-out sale and a provision for obsolete inventory totaling $1,045,000. The Company's inventory reserve decreased from $995,000 to $828,000.

         Selling, shipping and marketing expenses of $1,691,100 were $131,900 or 8.5% higher than the previous year, primarily due to the hiring of additional sales personnel to market the Company's products.

         General and administrative expenses amounted to $2,114,200 reflecting an increase of $508,800 or 31.7% versus the prior year level of $1,605,400. The year to year increase was a result of the acquisition and addition of the KT Holdings, Inc. product lines and the write-off of phased out computer equipment.

         The Company's net loss for the year ended December 31, 1999 was $2,741,700 or $.76 per share, reflecting an improvement over the prior year's loss of $3,154,800 or $1.39 per share. The reduction in net loss resulted from an improvement in gross margins, which was partially offset by increases in operating expenses and one-time charges associated with the disposal of certain assets acquired from KT Holdings, Inc.

Liquidity and Capital Resources

         Total assets at December 31, 1999 amounted to $3,688,000, which reflected a decrease versus the prior year level of $4,639,800 by $951,800 or 20.5%. A decline in cash and cash equivalents, accounts receivable and property and equipment resulted in the overall decline.

         At December 31, 1999, the Company's working capital was $1,433,300. This compared to the 1998 working capital of $2,571,100 for a year to year decline of $1,137,800. The year to year decline was due to lower cash and marketable securities and receivables combined with higher trade payables and accruals.

         The primary source of the Company's liquidity during the past several years has been sales of the Company's securities. In September 1997, the Company sold Common Stock and Common Stock Purchase Warrants to an investor (and certain of his affiliates), who has since become Chairman of the Board of the Company, for an aggregate of $975,000. A rights offering made to the Company's stockholders in 1999, in which the Company issued an aggregate of 1,582,216 shares of Common Stock (including 970,200 shares to the Chairman and certain of his affiliates), resulted in the receipt by the Company of an aggregate of approximately $1,649,230 in gross proceeds.

         Net cash used by operating activities during 1999 amounted to $1,638,200. Net loss of $2,741,700 was offset in part by $583,300 provided by changes in non-cash items and $520,200 provided by changes in net receivables, inventory and other assets and liabilities. Cash used by investing activities amounted to $606,500 consisting principally of $285,000 used in the acquisition of The Evergreen Group product lines and the balance used to purchase computer equipment and new information systems, color separations and publishing rights. Cash provided by financing activities consisted of $1,476,400 in cash as net proceeds from the rights offering completed in March of 1999 and $95,600 used to repay a note associated with the 1997 acquisition of the Collectibles product lines.

         The Company believes and anticipates that the primary source of its liquidity and capital resources for the year 2000 will primarily be cash on hand and cash internally generated from sales. The Company believes that such cash will be adequate and sufficient for its operations for 2000, based on the following factors: (i) the reduction in rent expense that will commence in June 2000, (ii) the decrease in minimum royalties that will be paid during the year,
(iii) the reduction or elimination of product lines that generate insufficient profit margins, (iv) the increased revenues that will be generated by a full year of sales of the Evergreen product lines and (v) revenues expected to be generated from the introduction during the year of new product lines, such as regional and "versed" greeting cards. Longer term, the Company's source of liquidity and capital resources is expected to be primarily internally generated cash from sales and the possible exercise of existing Common Stock Purchase Warrants, which the Company believes should be adequate for its operations for the foreseeable future. The Company will also continue to explore the acquisition of new product lines as a means of augmenting sales. There is no assurance, however, that cash from sales, exercise of the Common Stock Purchase Warrants or from any new product line which may be acquired will be sufficient to satisfy the Company's long term cash requirements. If they do not, the Company would seek equity and/or debt financing in order to obtain the additional capital that would be needed. There can be no assurance, however, that such equity or debt financing will be available to the Company if, as and when needed or, if available, will be on terms favorable to the Company.

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

Year 2000

         The Company has not experienced any Year 2000 related problems. During the year ended December 31, 1999, the Company expended approximately $224,000 to ensure that its computers would be Year 2000 compliant.


Item 7.  Financial Statements and Supplementary Data

         See Index to Financial Statements attached hereto.


Item 8.  Changes in and Disagreements with Accountants on Accounting and

         Financial Disclosure

         Not Applicable.




                   [BALANCE OF PAGE INTENTIONALLY LEFT BLANK]

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

         The Directors and Executive Officers of the Company are as follows:

Name                          Age     Position
----                          ---     --------
Gregory C. McPherson           41     Interim President
Donald L. Beckman              55     Vice President - Marketing
M. Scott Foster                48     Vice President - Sales
Richard  M.Widney              55     Vice President and General Manager
Ricky Williams                 43     Vice President - Operations
Antonio H. Santiago            43     Director of Finance, Assistant Secretary
Daniel R. Coleman              43     Director
William J. Nance               56     Treasurer, Director
Robert W. Sweitzer             55     Director
Bruce A. Wilson                48     Director
John V. Winfield               53     Chairman of the Board of Directors
Michael G. Zybala              47     Secretary, Director


         The Company's Certificate of Incorporation provides for a staggered Board of Directors. The following persons are Directors of the Company for the classes and terms as follows:

Director                           Class    Term Expires
--------                           -----    ------------
Bruce A. Wilson                      1           2001
William J. Nance                     1           2001
Michael G. Zybala                    2           2000
Daniel R. Coleman                    2           2000
John V. Winfield                     3           2002
Robert W. Sweitzer                   3           2002


         All Officers serve at the discretion of the Board of Directors. None of the Officers or Directors are related to each other. Set forth below is certain biographical information for each Director and Officer.

         Gregory C. McPherson was appointed as Interim President of the Company effective March 23, 2000. Mr. McPherson is Executive Vice President and Assistant Secretary of The InterGroup Corporation, where he has been employed since 1993. Prior to joining InterGroup, Mr. McPherson was a private financial and strategic advisor, served as Vice President in the Investment Banking and Corporate Finance Department of Kemper Securities Group, Inc., was with Prudential Bache Capital Funding in their Mergers and Acquisitions and Financial Restructuring Group and was a manager at the public accounting firm of PricewaterhouseCoopers LLP.

         Donald L. Beckman joined the Company on January 6, 2000 as its Vice President of Marketing. Mr. Beckman was formerly employed as Vice President of Marketing for Plusmark, a subsidiary of American Greetings Company, for the past 10 years.

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

         Richard M. Widney joined the Company effective with the acquisition of KT Holdings in May 1999 and was appointed as its Vice-President and General Manager on January 14, 2000. Mr. Widney served as President of The Evergreen Group from July 1998 until the acquisition by the Company of its adoption kits product line in May 1999. Prior to his employment with the Evergreen Group, Mr. Widney served, from June 1997 to April 1998, as Vice President of Marketing of Konexx, a manufacturer and marketer of computer telephone devices. From January 1993 through May 1997, Mr. Widney served as Vice President of Marketing for Telcom Technologies, a developer and marketer of computer based call center management systems.

         Ricky Williams joined the Company in 1985 as a systems analyst and has served as the Company's Vice President of Operations since 1991.

         Antonio H. Santiago joined the Company in 1988 and has served in various financial capacities since that date. He was appointed as the Company's Director of Finance on January 14, 2000.

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

         Bruce A. Wilson joined the Company as Vice-President of Operations on October 15, 1987, and has served as President of the Company, Chief Financial and Chief Operating Officer since January 28, 1988, and as a Director since January 28, 1988. In August, 1994, Mr. Wilson assumed the added position of Chief Executive Officer. Mr. Wilson served as Chairman from 1987 through 1998. Effective December 31, 1999, Mr. Wilson retired from active operations to pursue other interests. He remains a Director of the Company.

         John V. Winfield, elected Chairman of the Board on August 5, 1998, was first elected a Class 3 Director on September 29, 1997 in connection with a private transaction in which he and a company with which he is affiliated purchased an aggregate of 300,000 shares of the Company's Common Stock and 300,000 Common Stock Purchase Warrants for an aggregate of $975,000. In connection with this transaction, the Company has agreed to use its best efforts to cause Mr. Winfield to be elected as a Director through the year 2000. Mr. Winfield is the Chairman of the Board, President and Chief Executive Officer of the InterGroup Corporation, having first been appointed as such in 1987. InterGroup is a public company traded on the NASDAQ Stock Market (INTG). Mr. Winfield also presently serves as Chairman and Chief

Executive Officer of Santa Fe Financial Corporation (SFEF) and Portsmouth Square, Inc. (PRSI), and Chairman of Etz Lavud Limited (ETZ), all public companies.

         Michael G. Zybala, Esq. was elected as a Class 2 Director in June 1998. Since 1993, Mr. Zybala has been General Counsel for Santa Fe Financial Corporation and Portsmouth Square, Inc. He has also served as Vice President and Secretary of those entities since February 1998. Mr. Zybala also serves as Vice President of Operations of The InterGroup Corporation having been appointed to that position in January 1999.

Certain Reports; Compliance with Section 16(a) of the Exchange Act

         No person who, during the fiscal year ended December 31, 1999, was a Director, Officer or beneficial owner of more than ten percent of the Company's Common Stock (which is the only class of securities of the Company registered under Section 12 of the Securities Exchange Act of 1934 (the "Act") (a
"Reporting  Person"),  failed to file on a timely  basis,  reports  required  by
Section 16 of the Act during the most recent fiscal year or prior years. The foregoing is based solely upon a review by the Company of Forms 3 and 4 during the most recent fiscal year as furnished to the Company under Rule 16a-3(d) under the Act, and Forms 5 and amendments thereto furnished to the Company with respect to its most recent fiscal year, and any representation received by the Company from any reporting person that no Form 5 is required.

Item 10.  Executive Compensation

Summary Compensation

         The following provides certain information concerning all Plan and Non-Plan (as defined in Item 402 (a)(ii) of Regulation S-B) compensation awarded to, earned by, paid or accrued by the Company during the years ended December 31, 1999, 1998 and 1997, to the Chief Executive Officer and each other person who was an executive officer of the Company in the year ended December 31, 1999 (collectively, the "Named Executive Officers"):


                                                     SUMMARY COMPENSATION TABLE

                                                                     Annual Compensation             Long Term Compensation Awards
                                                                  --------------------------        --------------------------------
                                                                                                                   No. of Securities
                                                                                                     Restricted       Underlying
                                                                                 Other Annual          Stock         Options/SARs
Name and Principal Position           Year        Salary          Bonus             Comp.             Award(s)         Granted
---------------------------           ----        ------          -----             -----             --------         -------
Bruce A. Wilson (1)                  1999        $150,000        $   --          $ 16,566(2)        $  1,500(3)           --
President, Chief Executive,          1998        $150,000        $   --          $ 17,676(2)        $  2,750(3)           --
Chief Operating and                  1997        $150,000            --          $ 23,526(2)        $ 14,500(3)           --
Chief Financial Officer

Ricky Williams                       1999        $ 90,000        $   --          $  9,805(4)            --                --
Vice President of                    1998        $ 90,000            --          $  9,738(4)            --                --
Operations                           1997        $ 90,000            --          $  9,670(4)            --                --


M. Scott Foster                      1999        $100,000        $ 15,626        $ 24,825(5)            --                --
Vice-President of                    1998        $100,000            --          $ 24,825(5)            --                --
Sales and Marketing                  1997        $100,000            --          $ 24,825(5)            --                --


(1) Mr. Wilson commenced serving as Chief Executive Officer in August, 1994 and continued to serve in such capacity through his resignation effective December 31, 1999.

(2) Includes: (i) for 1999, an automobile allowance of $12,000, the payment of premiums on a term life and disability insurance policy of $4,566 and the payment of taxes on 4,000 shares of restricted Common Stock which vested on December 31, 1999 of $1,500 ; (ii) for 1998, an automobile allowance of $12,000, the payment of premiums on a term life insurance policy of $4,026 and the payment of taxes on 4,000 shares of restricted Common Stock which vested on December 31, 1998 of $1,650; and (iii) for 1997, an automobile allowance of $12,000, the payment of premiums on a term life insurance policy of $2,826 and the payment of taxes on 4,000 shares of restricted Common Stock which vested on December 31, 1997 of $8,700.

(3) In April, 1991, Mr. Wilson was granted 60,000 restricted shares vesting at the rate of 4,000 shares per year on December 31 of each year, over a 15 year period subject to certain accelerations. As of December 31, 1999, an aggregate of 36,000 shares have vested. The remaining 24,000 restricted shares became forfeited effective upon Mr. Wilson's resignation. Amounts reported under this column represent the fair market value, without giving effect to the diminution in value attributable to the restriction of such stock, of 4,000 shares of the Company's Common Stock which have vested each year, as valued on December 31 of each year. See "Other Annual Compensation", with respect to the cash payment for taxes attributable to these shares. As of December 31, 1999, the aggregate restricted stock holdings of Mr. Wilson consisted of 28,000 shares valued at $17,500, the market value of these shares as of December 31, 1999, without giving effect to the diminution in value attributable to the restriction of such stock.

(4) Includes: (i) for 1999, an automobile allowance of $9,000 and the payment of premiums on a term life insurance policy of $805; (ii) for 1998, an automobile allowance of $9,000 and the payment of premiums on a term life insurance policy of $738; and (iii) for 1997, an automobile allowance of $9,000 and the payment of premiums on a term life insurance policy of $670.

(5) Mr. Foster has served as Vice-President of Sales since 1993. He is currently employed by the Company on an at will basis. The information set forth above includes: (i) for 1999, an expense allowance of $24,000, the payment of a bonus based on sales of $15,626 and the payment of premiums on a term life insurance policy of $825; (ii) for 1998, an expense allowance of $24,000 and the payment of premiums on a term life insurance policy of $825; and (iii) for 1997, an expense allowance of $24,000 and the payment of premiums on a term life insurance policy of $825.


STOCK OPTIONS/SAR GRANTS

         No stock option grants or Stock Appreciation Rights ("SARs") were made during the year ended December 31, 1999 to any of the Named Executive Officers of the Company.

               AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR
                      AND FISCAL YEAR END OPTION/SAR VALUES

         The  following  table  contains  information  with respect to the Named
Executive  Officers  concerning  options  held  as of the  year  ended  December
31,1999.

                                                           Number of Securities
                                                          Underlying Unexercised           Value of Unexercised
                                                            Options/SARs as of           In-the-Money Options/SARs
                                                            December  31, 1999            at December 31, 1999(1)
                        Shares Acquired       Value      -------------------------     -----------------------------
        Name            on Exercise (#)   Realized ($)    Exercisable/Unexercisable      Exercisable/Unexercisable
        ----            ---------------   ------------    -------------------------      -------------------------

Bruce A. Wilson               --          $   -             102,500 (2) /   --                 $ -- /  --
Ricky Williams                --          $   -              55,000     /   --                 $ -- /  --
M. Scott Foster               --          $   -             102,500 (2) /   --                 $ -- /  --

(1) Based upon the average closing bid and asked prices of the Company's Common Stock on December 31, 1999 ($.625 per share), less the exercise price for the aggregate number of shares subject to the options, none of the Options/SARs are in-the-money.

(2)  These options expired on December 31, 1999 without being exercised.


Employment Agreements

         Effective December 31, 1999, the employment agreement between Mr. Bruce
A. Wilson and the Company entered into in 1995 expired according to its terms. Mr. Wilson had been employed as the Company's President, Chief Executive, Chief Operating and Chief Financial Officer. At the expiration of the term of his employment agreement, and after 12 years of service with the Company, Mr. Wilson withdrew from active day to day operations of the Company, though he continues to serve as a member of the Company's Board of Directors. Upon the expiration of his employment agreement, Mr. Wilson was granted a severance package consisting of $30,000 in severance compensation paid in six monthly installments, a $15,000 payment for reasonable executive search fees, and the continuation of existing health and life insurance through June 30, 2000.

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

1999 Incentive Compensation Plan

         The Company's 1999 Incentive Compensation Plan (sometimes referred to as the "Plan" or the "1999 Incentive Plan"), as adopted by the shareholders of the Company at the Company's 1999 Annual Meeting of Shareholders, provides for the issuance of up to 400,000 shares of the Company's Common Stock in connection with the issuance of stock options and other stock purchase rights to executive officers, key employees, consultants and directors of the Company. The Plan is administered by the Stock Option Committee of the Board of Directors (the "Committee").

         The 1999 Incentive Plan provides several types of awards: stock options, stock appreciation rights (including limited stock appreciation rights), restricted stock, restricted stock units, bonus stock and awards in lieu of obligations, dividend equivalents, annual incentive and performance awards, and other stock-based awards. During the year ended December 31, 1999, the only awards granted under the Plan were stock options. For a more detailed description of the Plan, see the Company's proxy statement dated June 8, 1999 relating to the Company's 1999 Annual Meeting of Shareholders.

         It is the intent of the Company that the grant of any awards to or other transaction by a holder who is subject to Section 16 of the Exchange Act shall be exempt from Section 16 pursuant to an applicable exemption (except for transactions acknowledged in writing to be non-exempt by such holder). Accordingly, if any provision of the 1999 Incentive Plan or any award agreement does not comply with the requirements of Rule 16b-3 as then applicable to any such transaction, such provision shall be construed or deemed amended to the extent necessary to conform to the applicable requirements of Rule 16b-3 so that such holder shall avoid liability under Section 16(b).

         No award or other right or interest granted under the 1999 Incentive Plan shall be pledged, hypothecated or otherwise encumbered or subject to any lien, obligation or liability of the holder thereof to any party (other than the Company or a subsidiary), or assigned or transferred by such holder otherwise than by will or the laws of descent and distribution or to a beneficiary upon the death of a holder, and such awards or rights that may be exercisable shall be exercised during the lifetime of the holder only by the holder or his or her guardian or legal representative, except that awards and other rights (other than ISOs and SARs in tandem therewith) may be transferred to one or more beneficiaries or other transferees during the lifetime of the holder, and may be exercised by such transferees, in accordance with the terms of such award, but only if and to the extent such transfers are permitted by the Committee pursuant to the express terms of an award agreement (subject to any terms and conditions which the Committee may impose thereon). A beneficiary, transferee, or other person claiming any right sunder the 1999 Incentive Plan from or through any holder shall be subject to all terms and conditions of the 1999 Incentive Plan and any award agreement applicable to such holder, except as otherwise determined by the Committee, and to any additional terms and conditions deemed necessary or appropriate by the Committee.

         Automatic Option Grants to Non-Employee Directors. The 1999 Incentive Plan provides for the automatic grant of options to non-employee directors on the last trading day of July of each year. The Plan provides that each non-employee director will automatically be granted an option to purchase 5,000 shares of the Company's Common Stock each year. The exercise price for options granted shall be 100% of the fair market value of the Common Stock on the date of grant. The term of each option is ten (10) years from the date of grant or three months following the date that a participant ceases to serve as a director and each option vests in three annual increments commencing one year after the date of grant. Pursuant to this automatic grant provision, options for an aggregate of 25,000 shares were granted on July 31, 1999 to five directors, each at an exercise price of $.625 per share.

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


Item 11.   Security Ownership of Certain
           Beneficial Owners and Management


         The following table sets forth certain information as of March 20, 2000 with respect to the ownership of Common Stock by (i) the persons (including any "group" as that term is used in Section 13(d)(3) of the Securities Exchange Act of 1934, as amended), known by the Company to be the beneficial owner of more than five percent of any class of the Company's voting securities, (ii) each Director and each Named Executive Officer identified in the Summary Compensation
Table, and (iii) Directors and Executive Officers as a group:

                                                                   Amount and Nature
                                                                  Beneficial Ownership
                                                                     And Percentage
                                                   ----------------------------------------------
                Name and Address of                       Number of
                  Beneficial Owner                          Shares                  Percentage
   -----------------------------------------------      -----------------        ----------------
   John V. Winfield............................           2,190,145 (1)               48.3%
   820 Moraga Drive
   Los Angeles, CA 90049

   The InterGroup Corporation..................           1,235,024 (2)               29.3%
   820 Moraga Drive
   Los Angeles, CA 90049

   Grace & White Inc...........................             238,700 (3)                6.2%
   515 Madison Avenue
   New York, NY 10022

   Linda Jesselson ............................             273,106 (3)                7.1%
   450 Park Avenue
   New York, NY 10022




                                                                   Amount and Nature
                                                                  Beneficial Ownership
                                                                     And Percentage
                                                   ----------------------------------------------
                Name and Address of                       Number of
                  Beneficial Owner                          Shares                  Percentage
   -----------------------------------------------      -----------------        ----------------
   Phyllis Jesselson ..........................             273,106 (4)                7.1%
   450 Park Avenue
   New York, NY 10022

   Paul Bluhdorn...............................             181,256 (5)                4.7%
   P.O. Box 7854
   Burbank, CA 91510

   Yvette Bluhdorn.............................              71,738 (6)                1.9%
   P.O. Box 7854
   Burbank, CA 91510

   Mark S. Siegel..............................              70,062 (7)                1.8%
   P.O. Box 7854
   Burbank, CA 91510

   M. Scott Foster.............................                 -                        -
   1700 Corporate Circle
   Petaluma, CA 94954

   Ricky Williams..............................              55,000 (8)                1.4%
   1700 Corporate Circle
   Petaluma, CA 94954

   Bruce A. Wilson.............................              28,100                     *
   2401 Marilyn Circle
   Petaluma, CA 94952

   Daniel R. Coleman...........................              20,000 (9)                 *
   500 108th Avenue, NE
   Bellevue, WA 98004

   Michael G. Zybala...........................             10,000 (10)                 *
   11315 Rancho Bernardo Road,
   Suite 129
   San Diego, CA 92127

   William J. Nance............................             10,000 (10)                 *
   ABC Entertainment Center
   2040 Avenue of the Stars
   Los Angeles, CA 90067

   Robert W. Sweitzer, Ph.D....................             10,000 (10)                 *
   The Claremont Graduate School
   925 N. Dartmouth Avenue
   Claremont, CA 91711

   All Directors and Executive Officers as a
   Group (8 persons in number).................          2,323,245 (11)               50.1%


*    Less than one percent (1%)

(1) Based upon information contained in a Form 4 for December 1999 (the "Winfield Form 4"), on behalf of Mr. Winfield, the InterGroup Corporation ("InterGroup") and Santa Fe Financial Corporation ("Santa Fe"), and corporate records of the Company. Includes (i) 540,100 shares of Common Stock and warrants to purchase




     304,972 shares of Common Stock owned by Mr. Winfield; (ii) 871,800 shares of Common Stock and warrants to purchase 363,224 shares of Common Stock owned by InterGroup and as to which Mr. Winfield has shared voting and dispositive power; (iii) 89,100 shares of Common Stock and warrants to purchase 10,949 shares of Common Stock owned by Santa Fe and as to which Mr. Winfield has shared voting and dispositive power; and (iv) options to purchase 15,000 shares of Common Stock granted to Mr. Winfield pursuant to the Company's Non-Employee Director Plan. As of December 13, 1999, Mr. Winfield owned 49.5% of InterGroup, per a proxy statement of InterGroup dated December 16, 1999. As of December 31, 1999, InterGroup controlled 53.2% of Santa Fe. Mr. Winfield is the Chairman and CEO of both Santa Fe and InterGroup.

(2) Based upon information contained in the Winfield Form 4 and corporate records of the Company. Includes (i) 871,800 shares of Common Stock and 363,224 warrants owned by InterGroup and (ii) 89,100 shares of Common Stock and 10,949 warrants owned by Santa Fe.

(3) Based upon information contained in an amendment to a Schedule 13G dated February 9, 1999, filed on behalf of Grace & White Inc. ("Grace"). According to the amended Schedule 13G, Grace is a registered investment advisor with voting power and sole dispositive power over 12,900 and 238,700 shares, respectively.

(4) Based upon information contained in an amendment to a Schedule 13G dated December 22, 1999 filed by Linda Jesselson, Phyllis Henderson and certain other persons, all of whom disclaim that they are acting as a group. The number of shares set forth above does not include an additional 2,500 shares owned by the other reporting persons in such Schedule 13G.

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

(6) Based on information contained in the Bluhdorn 13D and corporate records of the Company. Does not include shares of Common Stock owned by Mr. Bluhdorn and Mr. Siegel as to which shares of Common Stock Ms. Bluhdorn disclaims beneficial ownership.

(7) Based on information contained in the Bluhdorn 13D and corporate records of the Company.

(8)  Includes 55,000 vested and presently exercisable options.

(9)  Includes 20,000 vested and presently exercisable options.

(10) Includes 10,000 vested and presently exercisable options.

(11) Includes an aggregate of 799,145 shares subject to warrants and presently exercisable options.


Item 12.  Certain Relationships and Related Transactions

         For  information  concerning  the  employment  agreements  of  Bruce A.
Wilson,   Ricky   Williams  and  M.  Scott   Foster,   see  Item  10  "Executive
Compensation".

         For information concerning the issuance of 60,000 restricted shares to Mr. Bruce A. Wilson and the reversion to the Company of 24,000 shares, see Item 10 "Executive Compensation".

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

         In connection with the acquisition of the The Evergreen Group product lines from KT Holdings, Inc. in May 1999, the Company issued to the seller, as part of the purchase price, five year warrants to purchase an aggregate of 292,260 shares, one half of which are exercisable at $2.00 per share and the remaining one half of which are exercisable at $2.50 per share. Richard M. Widney, who was appointed as Vice President and General Manager of the Company in January 2000, was a shareholder of KT Holdings. Prior to Mr. Widney's appointment as an officer of the Company, KT Holdings assigned to Mr. Widney warrants to purchase 14,613 shares at the $2.00 exercise price and 14,613 shares at the $2.50 exercise price.


Item 13.  Exhibits, List and Reports on Form 8-K

(A)      1.  Financial Statements

         See Index to Financial Statements Attached hereto.

         2.  Financial Statement Schedules

         See Index to Financial Statements attached hereto.

         3.  Exhibits:

         Incorporated by reference to the Exhibit Index at the end of this Report.

(B)      Reports on Form 8-K

         During the last quarter of the period covered by this Report, the following report on Form 8-K was filed by the Registrant:

         Date of Filing: December 6, 1999

         Item Reported: Item 5 (reporting resignation of Company's President and Chief Executive Officer)

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                   HEALTHY PLANET PRODUCTS, INC.


                                   By: /s/ Gregory C. McPherson
                                       -----------------------------------
                                   Gregory C. McPherson
                                   Interim President
                                   (principal executive officer)


                                   By: /s/ Antonio H.  Santiago
                                       -----------------------------------
                                   Antonio H.  Santiago
                                   Director of Finance
                                   (principal financial and accounting officer)


Dated:   March 29, 2000

         In accordance with the Exchange Act, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Bruce A. Wilson                                           March 29, 2000
-------------------------------
Bruce A. Wilson
Director


 /s/ John Winfield                                            March 29, 2000
-------------------------------
John Winfield
Director


 /s/ Daniel Coleman                                           March 29, 2000
-------------------------------
Daniel Coleman
Director


/s/ William J. Nance                                          March 29, 2000
-------------------------------
William J. Nance
Director


/s/ Robert W. Sweitzer                                        March 29, 2000
-------------------------------
Robert W. Sweitzer
Director


/s/ Michael G. Zybala                                         March 29, 2000
-------------------------------
Michael G. Zybala
Director

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

4.l* Form of Common Stock Certificate [Exhibit 4 to Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1990]

4.3* Form of Rights, Designation and Preferences of Series D Preferred Stock [Exhibit 4 to Current Report on Form 8-K dated January 8, 1993]

10.1* Extension and Modification Agreement dated September 10, 1993 extending Employment Agreement of Ricky Williams [Exhibit 10.1 to Current Report on Form 8-K dated September 24, 1993]

10.2* License Agreement between Registrant and Sierra Club dated December 30, 1994 [Exhibit 10.1 to Current Report on Form 8-K dated January 24, 1995]

10.3* License Agreement between Registrant and The Wilderness Society dated June 24, 1994 [Exhibit 10.1 to Current Report on Form 8-K dated July 1, 1994]

10.4* License Agreement between Registrant and The Marine Mammal Center dated July 28, 1994 [Exhibit 10.10 to Form 10-KSB for year ended December 31, 1995]

10.5* Lease for premises 1694-1736 Corporate Circle, Petaluma, California 94954 [Exhibit 10.1 to Current Report on Form 8-K dated February 15, 1996]

10.6* License Agreement between Registrant and Twin Oaks Publishing Limited dated December 18, 1995 [Exhibit 10.1 to Current Report on Form 8-K dated December 18, 1995]

10.7* License Agreement with the Zoological Society of San Diego dated September 30, 1996 [Exhibit 10.1 to Current Report on Form 8-K dated November 5, 1996]

10.8 Lease dated December 8, 1999 between the Registrant, as lessee, and RNM Lakeville, L.P., as lessor

11      Computation of Earnings per Common Share

23.1 Consent of Moss Adams, Independent Auditors, to the incorporation by reference in the Registration Statement of Healthy Planet Products, Inc. on Form S-8 (File No. 33-84740) of their report dated February 10, 2000

27      Financial Data Schedule

28.l* Registrant's 1999 Incentive Compensation Plan [Appendix A to Definitive Proxy Statement dated June 8, 1999]

================================================================================





                          HEALTHY PLANET PRODUCTS, INC.

                          INDEPENDENT AUDITOR'S REPORT

                                       AND

                              FINANCIAL STATEMENTS

                                DECEMBER 31, 1999





================================================================================

================================================================================


                                    CONTENTS

                                                                            PAGE
INDEPENDENT AUDITOR'S REPORT .....................................         F-1

FINANCIAL STATEMENTS

     Balance sheet - December 31, 1999 ...........................         F-2

     Statements of Operations -

         Years Ended December 31, 1999 and 1998 ..................         F-3

     Statements of Shareholders' Equity -

         Years Ended December 31, 1999 and 1998 ..................         F-4

     Statements of Cash Flows -

         Years Ended December 31, 1999 and 1998 ..................         F-5

     Notes to Financial Statements ...............................         F-6


================================================================================

INDEPENDENT AUDITOR'S REPORT

To the Board of Directors
Healthy Planet Products, Inc.

We have audited the accompanying balance sheet of Healthy Planet Products, Inc., as of December 31, 1999, and the related statements of operations, shareholders' equity and cash flows for each of the two years in the period ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Healthy Planet Products, Inc., as of December 31, 1999, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 1999, in conformity with generally accepted accounting principles.


                                               /s/ Moss Adams LLP

Santa Rosa, California
February 10, 2000, except for Note 18,
which is as of March 14, 2000

                                                                       Page F-1

                                                                                                       HEALTHY PLANET PRODUCTS, INC.
                                                                                                                       BALANCE SHEET
                                                                                                                   December 31, 1999
------------------------------------------------------------------------------------------------------------------------------------


                                                               ASSETS

CURRENT ASSETS
      Cash and cash equivalents                                                                                        $  1,298,700
      Accounts receivable                                                                                                   543,300
      Inventories                                                                                                           520,500
      Prepaid expenses                                                                                                      119,000
                                                                                                                       ------------
              Total current assets                                                                                        2,481,500
                                                                                                                       ------------

PROPERTY AND EQUIPMENT                                                                                                      538,700
                                                                                                                       ------------

OTHER ASSETS
      Deferred income taxes                                                                                                 450,700
      Customer list                                                                                                          89,500
      Publishing rights                                                                                                      88,500
      Other                                                                                                                  39,100
                                                                                                                       ------------
                                                                                                                            667,800
                                                                                                                       ------------
              Total assets                                                                                             $  3,688,000
                                                                                                                       ============


                                                LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
      Accounts payable                                                                                                 $    517,400
      Royalties payable                                                                                                      63,400
      Commissions payable                                                                                                    34,300
      Series B preferred stock redemption and dividends payable                                                             161,500
      Accrued wages, bonuses and payroll taxes                                                                              164,600
      Accrued liabilities                                                                                                   107,000
                                                                                                                       ------------
              Total current liabilities                                                                                   1,048,200
                                                                                                                       ------------

SHAREHOLDERS' EQUITY
      Common stock, $.01 par value, 12,000,000 shares
          authorized; 3,840,584 shares issued and outstanding                                                                38,400
      Series D preferred stock, $.10 par value, with aggregate
          liquidation preference of $160,100; 371,009
          shares authorized; 31,335  shares issued and outstanding                                                            3,100
      Additional paid-in capital                                                                                         14,670,200
      Accumulated deficit                                                                                               (12,071,900)
                                                                                                                       ------------
              Total shareholders' equity                                                                                  2,639,800
                                                                                                                       ------------
              Total liabilities and shareholders' equity                                                               $  3,688,000
                                                                                                                       ============


The accompanying notes are an integral part of these financial statements.
------------------------------------------------------------------------------------------------------------------------------------
                                                                                                                            Page F-2

                                                   HEALTHY PLANET PRODUCTS, INC.
                                                        STATEMENTS OF OPERATIONS
                                          Years Ended December 31, 1999 and 1998
--------------------------------------------------------------------------------

                                                      1999              1998
                                                   -----------      -----------
NET SALES                                          $ 3,689,600      $ 3,633,900

COST OF GOODS SOLD                                   2,612,200        3,374,800
                                                   -----------      -----------

GROSS PROFIT                                         1,077,400          259,100
                                                   -----------      -----------

OPERATING EXPENSES
      Selling, shipping and marketing                1,691,100        1,559,200
      General and administrative                     2,114,200        1,605,400
                                                   -----------      -----------

                                                     3,805,300        3,164,600
                                                   -----------      -----------

OPERATING LOSS                                      (2,727,900)      (2,905,500)
                                                   -----------      -----------

OTHER INCOME (EXPENSE)
      Interest income                                   91,400          130,400
      Other income                                      55,100          135,400
      Interest expense                                  (4,200)         (14,300)
      Loss on disposal of assets                      (155,300)            --
                                                   -----------      -----------

                                                       (13,000)         251,500
                                                   -----------      -----------

LOSS BEFORE INCOME TAXES                            (2,740,900)      (2,654,000)

PROVISION FOR INCOME TAXES                                 800          500,800
                                                   -----------      -----------

NET LOSS                                           $(2,741,700)     $(3,154,800)
                                                   ===========      ===========


LOSS PER COMMON SHARE                              $     (0.76)     $     (1.39)
                                                   ===========      ===========

LOSS PER COMMON SHARE-ASSUMING DILUTION            $     (0.76)     $     (1.39)
                                                   ===========      ===========


The accompanying notes are an integral part of these financial statements.
--------------------------------------------------------------------------------
                                                                        Page F-3

                                                                                                       HEALTHY PLANET PRODUCTS, INC.
                                                                                                  STATEMENTS OF SHAREHOLDERS' EQUITY
                                                                                              Years Ended December 31, 1999 and 1998
------------------------------------------------------------------------------------------------------------------------------------

                                                                                SERIES D
                                                                        ----------------------------
                                                 COMMON STOCK                PREFERRED STOCK             ADDITIONAL
                                        ----------------------------    ----------------------------      PAID-IN      ACCUMULATED
                                          SHARES          AMOUNT          SHARES         AMOUNT           CAPITAL        DEFICIT
                                        ------------    ------------    ------------    ------------    ------------   ------------
Balance, December 31, 1997                 2,132,362    $     21,300         181,341    $     18,100    $ 13,127,100   $ (6,164,900)
   Net loss for the year ended
     December 31, 1998                          --              --              --              --              --       (3,154,800)
   Net unrealized gain on marketable
     securities                                 --              --              --              --              --          (10,500)
   Conversion of Series D preferred
     stock to common stock                   150,006           1,500        (150,006)        (15,000)         13,500           --
   Vesting of 4,000 restricted shares
     of common stock                            --              --              --              --            22,400           --
                                        ------------    ------------    ------------    ------------    ------------   ------------

Balance, December 31, 1998                 2,282,368          22,800          31,335           3,100      13,163,000     (9,330,200)
   Net loss for the year ended
     December 31, 1999                          --              --              --              --              --       (2,741,700)
   Stock rights offering, net of
     issuance costs of $189,100            1,582,216          15,800            --              --         1,460,600           --
   Stock warrants issued as part
     of asset purchase                          --              --              --              --            23,900           --
   Vesting of 4,000 restricted shares
     of common stock                            --              --              --              --            22,500           --
   Surrender of restricted shares
     of common stock                         (24,000)           (200)           --              --               200           --
                                        ------------    ------------    ------------    ------------    ------------   ------------

Balance, December 31, 1999                 3,840,584    $     38,400          31,335    $      3,100    $ 14,670,200   $(12,071,900)
                                        ============    ============    ============    ============    ============   ============

The accompanying notes are an integral part of these financial statements.
------------------------------------------------------------------------------------------------------------------------------------
                                                                                                                            Page F-4

                                                                                                       HEALTHY PLANET PRODUCTS, INC.
                                                                                                            STATEMENTS OF CASH FLOWS
                                                                                              Years Ended December 31, 1999 and 1998
------------------------------------------------------------------------------------------------------------------------------------

                                                                                                    1999                    1998
                                                                                                 -----------            -----------
CASH FLOWS FROM OPERATING ACTIVITIES
      Net loss                                                                                   $(2,741,700)           $(3,154,800)
      Adjustments to reconcile net loss to net
          cash used by operating activities:
              Depreciation and amortization                                                          643,700                300,100
              Loss on disposal of assets                                                             155,300                   --
              Loss on prepaid rent                                                                   100,300                   --
              Vesting of restricted shares                                                            22,500                 22,400
              Allowance for doubtful accounts and returns                                           (205,000)               140,400
              Inventory reserve                                                                     (133,500)               665,000
              Deferred income taxes                                                                     --                  500,000
              Net change in unrealized gains on cash equivalents
                  and marketable securities                                                             --                  (10,500)
          Changes in:
              Accounts receivable                                                                    288,500                (56,200)
              Inventories                                                                             (8,000)               497,000
              Prepaid expenses                                                                       (60,600)                57,300
              Other assets                                                                            (4,900)                  --
              Accounts payable                                                                       281,100               (139,700)
              Royalties payable                                                                       52,500                  6,300
              Commissions payable                                                                    (46,500)               (13,400)
              Income taxes payable                                                                      --                     (800)
              Accrued wages, bonuses and payroll taxes                                               115,700                  1,900
              Accrued liabilities                                                                     27,800                  1,400
              Accrued rent payable                                                                  (125,400)                39,800
                                                                                                 -----------            -----------
                  Net cash used by operating activities                                           (1,638,200)            (1,143,800)
                                                                                                 -----------            -----------

CASH FLOWS FROM INVESTING ACTIVITIES
      Purchases of property and equipment                                                           (393,800)              (107,500)
      Purchase of intangible assets                                                                 (146,400)                  --
      Purchase of publishing rights                                                                  (66,300)               (31,200)
      Maturity of marketable securities                                                                 --                  250,000
      Other                                                                                             --                   14,500
                                                                                                 -----------            -----------
                  Net cash provided (used) by investing activities                                  (606,500)               125,800
                                                                                                 -----------            -----------

CASH FLOWS FROM FINANCING ACTIVITIES
      Net proceeds from sale of common stock                                                       1,476,400                   --
      Principal repayments on note payable                                                           (95,600)              (105,500)
                                                                                                 -----------            -----------
                  Net cash provided (used) by financing activities                                 1,380,800               (105,500)
                                                                                                 -----------            -----------

DECREASE IN CASH AND
      CASH EQUIVALENTS                                                                              (863,900)            (1,123,500)

CASH AND CASH EQUIVALENTS
      Beginning of year                                                                            2,162,600              3,286,100
                                                                                                 -----------            -----------
      End of year                                                                                $ 1,298,700            $ 2,162,600
                                                                                                 ===========            ===========

The accompanying notes are an integral part of these financial statements.
------------------------------------------------------------------------------------------------------------------------------------
                                                                                                                            Page F-5

                                                   HEALTHY PLANET PRODUCTS, INC.
                                                   NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 1 -  DESCRIPTION  OF  OPERATIONS  AND  SUMMARY  OF  SIGNIFICANT  ACCOUNTING
          POLICIES

Description of operations - Healthy Planet Products, Inc., designs, publishes, markets and distributes greeting cards, stationery and other gift items. The Company's products are marketed to over 5,200 retail sales outlets. The majority of the Company's sales are blank notes and holiday greeting cards.

Cash and cash equivalents - The Company considers all investments with maturities at the time of acquisition of three months or less to be cash equivalents.

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


    Machinery, equipment and leasehold improvements               3 - 10 years
    Molds                                                              3 years
    Color separations                                                  3 years
    Furniture and fixtures                                             5 years
    Computer software                                                  5 years


Royalties - The Company pays royalties to licensers and artists for use of their names, logos and artwork based on actual volume of products sold.

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

Customer list - The Company acquired a customer list as part of the acquisition of a new product line. The customer list is being amortized over three years.

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

Use of estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires the Company make estimates and assumptions affecting the reported amounts of assets, liabilities, revenues and expenses, and disclosure of contingent assets and liabilities. Significant estimates include the reserves for product returns and slow-moving or obsolete inventory. The amounts estimated could differ from actual results.

--------------------------------------------------------------------------------
                                                                        Page F-6

                                                   HEALTHY PLANET PRODUCTS, INC.
                                       NOTES TO FINANCIAL STATEMENTS (Continued)
--------------------------------------------------------------------------------


NOTE 1 - DESCRIPTION OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Advertising - Costs associated with the production of catalogs are capitalized and amortized over the expected life of the catalog of one to two years. Total capitalized catalog costs at December 31, 1999, were $52,400. All other advertising costs are expensed as incurred. Advertising expense totaled $42,400 and $68,300 for the years ended December 31, 1999 and 1998.

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

New accounting pronouncements - The Financial Accounting Standards Board has issued SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities." It requires companies to record derivatives on the balance sheet as assets or liabilities, measured at fair market value. Gains or losses resulting from changes in the value of those derivatives are accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. The key criterion for hedge accounting is that the hedging relationship must be highly effective in achieving the offsetting changes in fair value or cash flows. The effective date for SFAS No. 133 has been extended to all fiscal quarters of fiscal years beginning after June 15, 2000. Management believes that the adoption of SFAS No. 133 will have no material effect on its financial statements.


NOTE 2 - MANAGEMENT'S PLANS

The Company has experienced recurring losses from operations and use of cash from operations. Management of the Company has developed plans that it believes will generate sufficient cash flow from operations to meet its expected cash requirements for 2000, based on the following factors: (i) the reduction in rent expense that will commence in June 2000, (ii) the decrease in minimum royalties that will be paid during the year, (iii) the reduction or elimination of product lines that generate insufficient profit margins, (iv) the increased revenues that will be generated by a full year of sales of the Evergreen product lines and (v) revenues expected to be generated from the introduction during the year of new product lines, such as regional and "versed" greeting cards.

NOTE  3 -     ACCOUNTS RECEIVABLE


Accounts receivable                                                   $ 801,800
Less allowances for doubtful accounts and returns                      (258,500)
                                                                      ---------
                                                                      $ 543,300
                                                                      =========

--------------------------------------------------------------------------------
                                                                        Page F-7

                                                   HEALTHY PLANET PRODUCTS, INC.
                                       NOTES TO FINANCIAL STATEMENTS (Continued)
--------------------------------------------------------------------------------


NOTE 4 - INVENTORIES

Raw materials                                                           $ 17,700
Work-in-process                                                          208,800
Finished goods                                                           294,000
                                                                        --------
                                                                        $520,500
                                                                        ========


Due to efforts to reduce overall inventory levels in 1999, management placed a significant reserve on inventories at December 31, 1998. The change in the reserve increased cost of goods sold and decreased gross profit by $665,000 for the year ended December 31, 1998. Inventory reserves totaled $828,000 and $995,000 at December 31, 1999 and 1998.


NOTE 5 - PROPERTY AND EQUIPMENT

Machinery, equipment and leasehold improvements                     $   790,800
Molds                                                                   406,000
Color separations                                                       309,800
Furniture and fixtures                                                  100,800
Computer software                                                       225,000
                                                                    -----------
                                                                      1,832,400
Less accumulated depreciation and amortization                       (1,293,700)
                                                                    -----------
                                                                    $   538,700
                                                                    ===========


NOTE 6 - PUBLISHING RIGHTS

Publishing rights                                                     $ 263,000
Less accumulated amortization                                          (174,500)
                                                                      ---------
                                                                      $  88,500
                                                                      =========


NOTE 7 - CUSTOMER LIST

Customer list                                                         $ 109,400
Less accumulated amortization                                           (19,900)
                                                                      ---------
                                                                      $  89,500
                                                                      =========

--------------------------------------------------------------------------------
                                                                        Page F-8

                                                   HEALTHY PLANET PRODUCTS, INC.
                                       NOTES TO FINANCIAL STATEMENTS (Continued)
--------------------------------------------------------------------------------


NOTE 8 - INCOME TAXES

                                                         1999             1998
                                                       --------         --------
Provision for income taxes
      Federal                                          $   --           $   --
      State                                                 800              800
                                                       --------         --------
                                                            800              800
                                                       --------         --------
Deferred
      Current                                              --            264,900
      Non-current                                          --            235,100
                                                       --------         --------
                                                           --            500,000
                                                       --------         --------
                                                       $    800         $500,800
                                                       ========         ========


The difference between the actual income tax provision and the tax provision computed by applying the statutory federal income tax rate to the loss before taxes is attributable to the following:


                                                         1999             1998
                                                       --------         --------
Income tax benefit                                     (34.0)%           (34.0)%
State tax benefit                                       (4.4)             (4.4)
Change in deferred tax asset valuation allowance        39.4              43.9
Change in inventory reserve                             (2.7)             10.7
Change in allowance for doubtful accounts and returns   (3.3)              2.3
Other                                                    5.0               0.4
                                                       --------         --------
                                                          --%             18.9%
                                                       ========         ========


At December 31, 1999, the Company had available net operating loss carryovers of approximately $10,483,000, to be applied against future federal taxable income. Due to changes in ownership during 1988, 1997 and 1999, these amounts are subject to an IRS Code Section 382 limitation. The Company has not calculated the effect of the limitation. If the Company does not generate sufficient income to use the maximum limitation, remaining amounts accumulate for use in future periods until the operating loss expires. For federal tax purposes, net operating losses expire as follows:


                       Year Ending December 31,
                       ------------------------
                               2002                              $ 2,638,500
                               2003                                1,222,000
                               2004                                1,299,100
                               2005                                  383,500
                               2006                                   31,700
                               2012                                  570,700
                               2018                                1,821,600
                               2019                                2,515,900
                                                                ------------
                                                                $ 10,483,000
                                                                ============


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

--------------------------------------------------------------------------------
                                                                        Page F-9

                                                   HEALTHY PLANET PRODUCTS, INC.
                                       NOTES TO FINANCIAL STATEMENTS (Continued)
--------------------------------------------------------------------------------


NOTE 8 - INCOME TAXES (Continued)

The Company has available approximately $2,462,000 of California net operating losses which can be carried forward and offset against future taxable income. These loss carryforwards expire through 2004 and may be subject to the same limitations as the federal net operating losses.

Gross deferred tax assets and liabilities are $4,363,0000 and $102,000, respectively.

The significant temporary differences and carryforwards that give rise to deferred tax assets at December 31, 1999, are as follows:

Accounts receivable allowances                                      $   110,700
Inventory reserve                                                       354,700
Other                                                                   (18,400)
Valuation allowance                                                    (447,000)
                                                                    -----------
Current deferred tax asset                                          $      --
                                                                    ===========

Depreciation and amortization                                       $    87,500
Benefits from net operating loss carryforward                         3,781,700
Valuation allowance                                                  (3,363,500)
Other                                                                   (55,000)
                                                                    -----------
Non-current deferred tax asset                                      $   450,700
                                                                    ===========


During 1999 and 1998, the valuation allowance increased $836,200 and $1,474,300, respectively, due to a continuing assessment of the Company's ability to realize its deferred tax assets. Management of the Company believes it is more likely than not that a portion of the federal net operating loss carryforwards will be utilized prior to expiration.

NOTE 9 - LOSS PER SHARE

                                                                                      Year Ended December 31, 1999
                                                                      ----------------------------------------------------------
                                                                                                                     Per-Share
                                                                          Loss                   Shares                Amount
                                                                      -----------             -----------            -----------
Net loss                                                              $(2,741,700)
                                                                      ===========

Basic loss per share:
      Loss available to common shareholders                           $(2,741,700)              3,598,881            $  (0.76)
                                                                                                                     ===========

Effect of dilutive securities                                                --                      --
                                                                      -----------             -----------

Diluted loss per share:
      Loss available to common shareholders
          plus assumed conversions                                    $(2,741,700)              3,598,881            $     (0.76)
                                                                      ===========             ===========            ===========

------------------------------------------------------------------------------------------------------------------------------------
                                                                                                                           Page F-10

                                                   HEALTHY PLANET PRODUCTS, INC.
                                       NOTES TO FINANCIAL STATEMENTS (Continued)
--------------------------------------------------------------------------------


NOTE 9 - LOSS PER SHARE (Continued)

Warrants to purchase 1,031,394 shares of common stock at a weighted average price per share of $2.10 and options to purchase 160,000 shares of common stock at a weighted average price per share of $4.36 were outstanding at December 31, 1999, but were not included in the computation of diluted loss per share as the exercise prices were greater than the average market price of the common shares.

Preferred stock convertible into 31,335 shares of common stock were outstanding at December 31, 1999, but were not included in the computation of diluted loss per share as the effect would be antidilutive.

                                                                                      Year Ended December 31, 1998
                                                                      ----------------------------------------------------------
                                                                                                                     Per-Share
                                                                          Loss                   Shares                Amount
                                                                      -----------             -----------            -----------
Net loss                                                              $(3,154,800)
                                                                      ===========

Basic loss per share:
      Income available to common shareholders                          $(3,154,800)              2,269,868            $  (1.36)
                                                                                                                     ===========

Effect of dilutive securities                                                --                      --
                                                                      -----------             -----------

Diluted earnings per share:
      Income available to common shareholders
          plus assumed conversions                                    $(3,154,800)              2,269,868            $  (1.36)
                                                                      ===========             ===========            ===========


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


NOTE 10 - COMMITMENTS

Leases - The Company leases office and warehouse space under an operating lease expiring April 2002, for $15,900 per month. The Company is responsible for substantially all costs associated with repairs, maintenance, taxes, and insurance. Future minimum lease payments are as follows:

                       Year Ending December 31,
                       ------------------------
                               2000                              $   202,800
                               2001                                  190,600
                               2002                                   55,600
                                                                ------------
                                                                $    449,000
                                                                ============


Rent expense totaled $402,800 and $397,000 for the years ended December 31, 1999 and 1998.

--------------------------------------------------------------------------------
                                                                       Page F-11

                                                   HEALTHY PLANET PRODUCTS, INC.
                                       NOTES TO FINANCIAL STATEMENTS (Continued)
--------------------------------------------------------------------------------


NOTE 10 - COMMITMENTS (Continued)

Employment agreements - The Company has an employment agreement with a key employee expiring on December 31, 2000. Compensation related to this agreement was $95,000 for the year ended December 31, 1999.

License agreements - The Company has entered into licensing agreements with the National Wildlife Foundation, The Wilderness Society, The Marine Mammal Center, The Zoological Society of San Diego and the Rainforest Action Network, expiring through August 31, 2002. The agreements call for royalty payments of 2% - 10% of net sales, as defined in the agreements, subject to minimum cumulative royalties of $175,000, over the life of these agreements. All agreements are cancelable with 30 to 60 days notice, as defined in the agreements. Options exist to extend the terms of certain agreements. The Sierra Club license agreement was canceled in December 1999. Sales under the Sierra Club agreement accounted for 45% and 66% of total sales for the years ended December 31, 1999 and 1998.


NOTE 11 - MAJOR SUPPLIERS

During the years ended December 31, 1999 and 1998, the Company made 36% and 39%, respectively, of its purchases from two suppliers. Amounts due to suppliers included in accounts payable totaled $163,900 at December 31, 1999.


NOTE 12 - CAPITAL STOCK

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

In 1999, the Company granted its holders of common stock and Series D preferred stock two common stock purchase rights for each share of stock held. Each right entitled the holder to purchase one share of common stock at $1.0625 per share. As a result of the offering, 1,582,216 shares or common stock were issued with net proceeds of $1,476,400.


NOTE 13 - STOCK OPTIONS AND WARRANTS

In 1999, the Company adopted a new stock option plan, which provides for the granting of qualified and non-qualified stock options, incentive stock options, stock appreciation rights, restricted stock, restricted stock units, and dividend equivalents to employees, consultants and non-employee directors up to an aggregate of 400,000 shares of common stock, plus any stock reserved or unreserved under the pre-existing plans. This plan supercedes pre-existing plans. Awards under superceded plans are included in the new plan. During 1999, 25,000 options were granted, no options were exercised, and 220,000 options expired. At December 31, 1999, 160,000 common stock options were exercisable at a weighted-average exercise price of $4.36. The exercise prices of the options range from $.63 to $10.50. Options have a remaining life of one to five years.

--------------------------------------------------------------------------------
                                                                       Page F-12

                                                   HEALTHY PLANET PRODUCTS, INC.
                                       NOTES TO FINANCIAL STATEMENTS (Continued)
--------------------------------------------------------------------------------


NOTE 13 - STOCK OPTIONS AND WARRANTS (Continued)

In 1991, 60,000 shares of restricted shares were issued to an officer, vesting at 4,000 shares per year. Each year a cash bonus of 60% of the fair-market value of the vested shares was paid to the officer for his income tax liability related to the income attributable to vesting of shares. The officer retired on December 31, 1999, and unvested restricted shares were surrendered to the Company.

In September 1997, the Company issued 300,000 common stock warrants exercisable as follows: 100,000 warrants at $4.00 per share, 100,000 warrants at $4.25 per share, and 100,000 warrants at $4.50 per share. Due to the Company's stock rights offering in March 1999 and the anti-dilution provisions carried by the above warrants, these warrants were reissued as follows: 141,806 warrants at $2.04 per share, 143,088 warrants at $2.13 per share and 144,240 warrants at $2.21 per share.

In March 1999, the Company issued 250,000 common stock warrants exercisable at $1.1875 per share to certain stockholders as an inducement to exercise all of their stock rights in the stock rights offering.

In April 1999, the Company issued 292,260 common stock warrants exercisable as follows: 146,130 warrants at $2.00 per share and 146,130 warrants issued at $2.50 per share. These warrants, which were valued $23.9, were issued in connection with the purchase of assets.

The Company applies Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations in accounting for stock options and warrants. Accordingly, no compensation expense has been recognized for stock options and warrants issued during 1999 and 1998. Had compensation cost for the Company's options and warrants been determined based on the fair value at the grant date for awards in 1999 and 1998 consistent with the provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," the Company's net loss and loss per share would have changed to the pro forma amounts indicated below:

                                                  1999                 1998
                                             -------------        -------------
Net loss - as reported                       $  (2,741,700)       $  (3,154,800)
Net loss - pro forma                         $  (2,817,400)       $  (3,176,200)

Loss per share - as reported                 $       (0.76)       $       (1.39)
Loss per share - pro forma                   $       (0.78)       $       (1.40)


The fair value of warrants issued for the purchase of assets equals the fair value of those assets on the date of purchase. The fair value of other options and warrants is estimated on date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in:

                                                 1999                    1998
                                             ------------           ------------
Dividends                                             None                  None
Expected volatility                          106.2%-147.5%           38.5%-64.4%
Risk free interest rate                          5.0%-5.7%             5.7%-6.7%
Expected life                                      5 years               5 years

--------------------------------------------------------------------------------
                                                                       Page F-13

                                                   HEALTHY PLANET PRODUCTS, INC.
                                       NOTES TO FINANCIAL STATEMENTS (Continued)
--------------------------------------------------------------------------------


NOTE 13 - STOCK OPTIONS AND WARRANTS (Continued)

Options issued during 1999 and 1998 have an estimated weighted average fair value of $0.57 and $0.85, respectively. Warrants issued during 1999 have an estimated weighted average fair value of $0.25.

The activity of the stock option plan and warrants is as follows:

                                                                          Weighted-                         Weighted-
                                                      Shares               Average         Shares            Average
                                                       Under              Exercise          Under            Exercise    Restricted
                                                     Warrants              Price           Options            Price        Shares
                                                     --------              -----           -------            -----        ------
Balance, December 31, 1997                             368,117         $        4.45        325,000         $   6.19         32,000
Granted                                                   --                                 30,000             1.79           --
Exercised                                                 --                                   --                              --
Forfeited                                               (8,117)                 7.20           --                              --
Vested                                                    --                                   --                            (4,000)
                                                    ----------                           ----------                      ----------

Balance, December 31, 1998                             360,000                  4.39        355,000             5.82         28,000
Granted                                                971,394                  1.92         25,000             0.63           --
Exercised                                                 --                                   --                              --
Forfeited                                             (300,000)                 4.25       (220,000)            6.29        (24,000)
Vested                                                    --                                   --                            (4,000)
                                                    ----------                           ----------                      ----------

Balance, December 31, 1999                           1,031,394         $        2.10        160,000         $   4.36           --
                                                    ==========                           ==========                      ==========


NOTE 14 - STATEMENTS OF CASH FLOWS

                                                          1999             1998
                                                         -------         -------
Cash paid during the year for:
      Interest                                           $ 4,200         $14,300
      Income taxes                                       $   800         $   800


Non-cash investing and financing activities for the year ended December 31, 1999, consisted of:

     o   Surrender of 24,000 shares of restricted common stock

     o Issuance of 30,000 shares of common stock to a related company for consulting fees with a fair value of $26,300 related to the stock rights offering

     o Issuance of common stock purchase warrants for equipment with a fair value of $23,900

     o Assumption of $57,500 of liabilities subject to an asset purchase agreement

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

--------------------------------------------------------------------------------
                                                                       Page F-14

                                                   HEALTHY PLANET PRODUCTS, INC.
                                       NOTES TO FINANCIAL STATEMENTS (Continued)
--------------------------------------------------------------------------------


NOTE 15 - MAJOR CUSTOMER

Sales to a major customer were approximately $649,000 and $376,000 during the years ended December 31, 1999 and 1998, representing 17.6% and 10.3% of total sales, respectively. At December 31, 1999, amounts due from this customer included in accounts receivable was $70,400.


NOTE 16 - EMPLOYEE BENEFIT PLAN

The Company has a 401(k) profit sharing plan covering all employees meeting minimum service requirements. Plan contributions are discretionary. There were no employer contributions for the years ended December 31, 1999 and 1998.


NOTE 17 - YEAR 2000

Because of the unprecedented nature of the Year 2000 Issue, its effects, if any, may not be identified until a future date. Management cannot ensure that the Company has identified all Year 2000 Issues, that the Company's remediation efforts have been successful in whole or in part, or that parties with whom the Company does business will not be significantly impacted by Year 2000 Issues.


NOTE 18 - CONTINGENCY

In December, 1999, the Company notified the Sierra Club that it would not be continuing its license with the Sierra Club beyond 1999. On March 14, 2000, the Sierra Club filed a summons and complaint for breach of contract in the Superior Court of California, County of San Francisco, in support of an application with the Court seeking a provisional order of attachment against the Company pending determination of an arbitration proceeding which the Sierra Club is expected to commence against the Company concerning termination of the license. The Company believes that the proceedings initiated by the Sierra Club are without merit and intend to defend them vigorously.

--------------------------------------------------------------------------------
                                                                       Page F-15