Form 10QSB
period 2000-03-31
HEALTHY PLANET PRODUCTS INC
filed 2000-05-12
CIK 768260

U.S. SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2000

                                       OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________

                           Commission File No. 1-13048

                          HEALTHY PLANET PRODUCTS, INC.
             (Exact name of registrant as specified in its charter)

         Delaware                                               92-2601764
(State or other jurisdiction of                              (I.R.S. Employer
 incorporation or organization)                           Identification Number)

1700 Corporate Circle, Petaluma, California                       94954
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

                      Yes _X_                    No ___

         As of May 10, 2000, there were issued and outstanding 3,840,584 shares of common stock of the registrant (exclusive of 31,335 shares of voting Series D Preferred Stock convertible into 31,335 shares of common stock).

         Transitional Small Business Disclosure Format Yes ___ No _X_

                          HEALTHY PLANET PRODUCTS, INC.

                                      INDEX

                                                                            Page
                                                                            ----

Form 10-QSB Cover Page                                                         1

Index                                                                          2

PART I. FINANCIAL INFORMATION

         Item 1.  Financial Statements

                  Balance Sheet at March 31, 2000                              3

                  Statements of Operations for the three-months ended          4
                      March 31, 2000 and 1999

                  Statements of Cash Flows for the three-months ended          5
                      March 31, 2000 and 1999

                  Notes to the Financial Statements                            7

         Item 2.  Management's Discussion and Analysis of Financial           10
                      Condition and Results of Operations


PART II. OTHER INFORMATION

         Item 3.  Legal Proceedings                                           12

         Item 6.  Exhibits and Reports on Form 8-K                            12

         Signature                                                            13

                                                    PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

                                                            BALANCE SHEET
                                                             (Unaudited)
                                                               ASSETS

                                                                                                                         March 31,
                                                                                                                           2000
                                                                                                                       ------------
CURRENT ASSETS
     Cash and cash equivalents                                                                                         $  1,044,831
     Accounts receivable - net of allowances for doubtful
         accounts and returns of $134,283                                                                                   637,296
     Inventories                                                                                                            661,378
     Advance on royalties                                                                                                    28,221
     Prepaid expenses                                                                                                        85,498
                                                                                                                       ------------
                  Total current assets                                                                                    2,457,224
                                                                                                                       ------------

PROPERTY AND EQUIPMENT, at cost, net of accumulated
         depreciation and amortization                                                                                      588,449
                                                                                                                       ------------

OTHER ASSETS

     Deferred income taxes                                                                                                  450,700
     Security deposits                                                                                                       34,277
     Publishing rights - net of accumulated amortization of $190,000                                                         87,937
     Other                                                                                                                   81,605
                                                                                                                       ------------
                  Total other assets                                                                                        654,519
                                                                                                                       ------------
TOTAL ASSETS                                                                                                           $  3,700,192
                                                                                                                       ============

                                                LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
     Accounts payable                                                                                                  $    816,288
     Royalties payable                                                                                                       47,646
     Commissions payable                                                                                                     20,774
     Series B preferred stock redemption and dividends payable                                                              161,500
     Accrued wages, bonuses and payroll taxes                                                                                91,251
     Accrued liabilities                                                                                                    165,365
     Current portion of obligations under capital lease                                                                      35,627
                                                                                                                       ------------
                  Total current liabilities                                                                               1,338,451

OTHER LIABILITIES
     Obligations under capital lease, net of current portion                                                                 87,513
                                                                                                                       ------------
                                                                                                                          1,425,964

SHAREHOLDERS' EQUITY
     Common stock, $.01 par value, 12,000,000 shares
         authorized, 3,840,584 shares issued and outstanding                                                                 38,406
     Preferred stock, Series D, $.10 par value, with
         aggregate liquidation preferences of $160,100,
         371,009 shares authorized, 31,335 issued and outstanding                                                             3,134
     Additional paid-in capital                                                                                          14,670,188
     Accumulated deficit                                                                                                (12,437,500)
                                                                                                                       ------------
                  Total shareholders' equity                                                                              2,274,228
                                                                                                                       ------------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                                                             $  3,700,192
                                                                                                                       ============

                             The accompanying notes are an integral part of these financial statements.

                                                    HEALTHY PLANET PRODUCTS, INC.

                                                      STATEMENTS OF OPERATIONS

                                                             (Unaudited)

                                                                                                 Three Months Ended March 31,
                                                                                            ---------------------------------------
                                                                                                2000                        1999
                                                                                            -----------                 -----------
NET SALES                                                                                   $   953,807                 $   550,483

COST OF GOODS SOLD                                                                              510,135                     324,933
                                                                                            -----------                 -----------

GROSS PROFIT                                                                                    443,672                     225,550
                                                                                            -----------                 -----------

OPERATING EXPENSES:
     Selling, shipping and marketing                                                            261,168                     199,561
     General and administrative                                                                 559,850                     456,640
                                                                                            -----------                 -----------
                                                                                                821,018                     656,201
                                                                                            -----------                 -----------

OPERATING LOSS                                                                                 (377,346)                   (430,651)
                                                                                            -----------                 -----------

OTHER INCOME/EXPENSE:
     Interest expense                                                                              (570)                     (2,635)
     Interest income                                                                             10,112                      18,808
     Other income                                                                                 2,940                      36,962
                                                                                            -----------                 -----------
                                                                                                 12,482                      53,135
                                                                                            -----------                 -----------

LOSS BEFORE INCOME TAXES                                                                       (364,864)                   (377,516)

PROVISION FOR INCOME TAXES                                                                          800                         800
                                                                                            -----------                 -----------

NET LOSS                                                                                    $  (365,664)                $  (378,316)
                                                                                            ===========                 ===========

LOSS PER COMMON SHARE                                                                       $      (.10)                $      (.14)
                                                                                            ===========                 ===========


WEIGHTED AVERAGE COMMON SHARES OUTSTANDING                                                    3,840,584                   2,799,773
                                                                                            ===========                 ===========

                             The accompanying notes are an integral part of these financial statements.

                                           HEALTHY PLANET PRODUCTS, INC.

                                             STATEMENTS OF CASH FLOWS

                                                    (Unaudited)

                                                                              Three Months Ended March 31,
                                                                               --------------------------
                                                                                   2000           1999
                                                                               -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:

     Net Loss                                                                  ($  365,664)   ($  378,316)
     Adjustments to reconcile net loss to net cash from operating activities
         Depreciation and amortization                                              72,687         74,096
         Allowance for doubtful accounts and returns                              (124,046)      (249,292)
         Inventory reserve                                                         (36,998)      (107,000)

     Changes in:
         Accounts receivable                                                        30,244        627,987
         Inventories                                                              (103,879)       135,864
         Advance on royalties                                                       (7,001)       (16,594)
         Prepaid expenses                                                           12,274        (72,665)
         Accounts payable                                                          298,870          1,207
         Royalties payable                                                         (15,748)        15,282
         Commissions payable                                                       (13,590)       (52,624)
         Accrued wages, bonus & payroll taxes                                      (73,349)        17,980
         Accrued liabilities                                                        58,365         75,045
         Accrued rent payable                                                            0          6,621
                                                                               -----------    -----------
              Net cash from operating activities                                  (267,835)        77,591
                                                                               -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Sales/Purchases of marketable securities                                            0            333
     Purchase of property and equipment                                            (41,299)       (29,167)
     Purchase of publishing rights                                                 (14,973)        (4,647)
     Security deposits                                                               4,860              0
     Leasehold improvements                                                        (57,785)             0
                                                                               -----------    -----------
         Net cash from investing activities                                       (109,197)       (33,481)
                                                                               -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES
     Net proceeds from capital lease                                               123,140              0
     Principal repayments on note payable                                                0        (45,525)
     Net proceeds from Stock Rights offering                                             0      1,494,094
                                                                               -----------    -----------
         Net cash from financing activities                                        123,140      1,448,569
                                                                               -----------    -----------

(DECREASE) INCREASE  IN CASH AND CASH EQUIVALENTS                                 (253,892)     1,492,679
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                   1,298,723      2,162,610
                                                                               -----------    -----------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                       $ 1,044,831    $ 3,655,289
                                                                               ===========    ===========

SUPPLEMENTARY CASH FLOW INFORMATION INCLUDES THE FOLLOWING:
     Cash paid during the period for:
         Interest                                                              $       570    $     2,635
         Income taxes                                                          $       800    $       800

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

NOTE 2 - INVENTORIES

         Inventories consist of the following:

                                                                       March 31,
                                                                         2000
                                                                       --------
Raw materials                                                          $ 23,470
Work-in-process                                                         316,861
Finished goods                                                          321,047
                                                                       --------
                                                                       $661,378
                                                                       ========


NOTE 3 - PROPERTY AND EQUIPMENT

         Property and equipment consist of the following:

                                                                      March 31,
                                                                        2000
                                                                    -----------
     Machinery, equipment and leasehold improvements                $   850,334
     Molds                                                              406,000
     Color separations                                                  320,209
     Furniture and fixtures                                             105,314
     Computer software                                                  249,639
                                                                    -----------
                                                                      1,931,496
Less accumulated depreciation and amortization                       (1,343,047)
                                                                    -----------
                                                                    $   588,449
                                                                    ===========

                          HEALTHY PLANET PRODUCTS, INC.

                                   (Unaudited)

NOTE 4 - INCOME TAXES

At March 31, 2000, the Company had available net operating loss carryovers of approximately $10,848,000 to be applied against future federal taxable income. Due to changes in ownership during 1999, 1998 and 1997, these amounts are subject to a Section 382 limitation. The Company has not calculated the effect of the limitation. If the Company does generate sufficient income to use the maximum limitation, remaining amounts accumulate for use in future periods until the operating loss expires. For federal tax purposes, net operating losses expire as follows:

                  Year Ending December 31,
                  -----------------------
                           2002                            $  2,638,500
                           2003                               1,222,000
                           2004                               1,299,100
                           2005                                 383,500
                           2006                                  31,700
                           2012                                 570,700
                           2018                               1,821,600
                           2019                               2,515,900
                           2020                                 365,000
                           ----                            ------------
                                                            $10,848,000
                                                            ===========


The Company has available approximately $25,500 of federal Alternative Minimum Tax credits which can be carried forward indefinitely and offset against future income taxes.

The Company has available approximately $2,644,000 of California net operating losses which can be carried forward and offset against future taxable income. These loss carryforwards expire through 2005 and may be subject to the same limitations as the federal net operating losses.

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

Accounts receivable allowances                                          110,700
Inventory reserve                                                       354,700
Other                                                                   (18,400)
Valuation allowance                                                    (447,000)
                                                                    -----------

Current deferred tax asset                                          $      --
                                                                    ===========

Depreciation and amortization                                       $    87,500
Benefits from net operating loss carryforward                         3,922,200
Valuation allowance                                                  (3,954,700)
Other                                                                   (55,000)
                                                                    -----------

Non current deferred tax asset                                      $   450,700
                                                                    ===========

                          HEALTHY PLANET PRODUCTS, INC.

                                   (Unaudited)

NOTE 5. - EARNINGS PER SHARE

Warrants to purchase 1,031,394 shares of common stock at a weighted average price per share of $2.10 and options to purchase 160,000 shares of common stock at a weighted average price per share of $4.36 were outstanding at March 31, 1999, but were not included in the computation of diluted earnings per share as the exercise prices were greater than the average market price of the common shares.

Warrants to purchase 739,144 shares of common stock at a weighted average price per share of $2.05 and options to purchase 355,000 shares of common stock at a weighted average price per share of $5.77 were outstanding at March 31, 1999, but were not included in the computation of diluted earnings per share as the exercise prices were greater than the average market price of the common shares.

Preferred stock convertible into 31,335 shares of common stock were outstanding at March 31, 2000 and 1999, but were not included in the computation of diluted earnings per share as the effect would be anti-dilutive.


NOTE 6. - CONTINGENCY

In December 1999, the Company notified the Sierra Club that it would not be continuing its license agreement with the Sierra Club beyond 1999. That license agreement has an arbitration clause. On March 14, 2000, the Sierra Club filed a complaint for breach of contract in the Superior Court of the State of California, County of San Francisco, Case No. 310683, in support of an application for a provisional order of attachment against the Company pending determination of arbitration proceeding that Sierra Club is expected to commence against the Company concerning termination of the license. On April 27, 2000, the Superior Court denied the Sierra Club's application for a writ of attachment. It is expected that the civil action will be dismissed or stayed since the dispute is governed by the arbitration clause. The Company believes that the Sierra Club's claims are without merit and intends to defend them vigorously if an arbitration proceeding is commenced.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF

                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Special Note Regarding Forward-Looking Statements

         Certain statements in this Form 10-QSB, including information set forth under Item 6 "Management's Discussion and Analysis of Financial Condition and Results of Operations" constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Act"). The Company desires to avail itself of certain "safe harbor" provisions of the Act and is therefore including this special note to enable the Company to do so. Forward-looking statements included in this From 10-QSB or hereafter included in other publicly available documents filed with the Securities and Exchange Commission, report to the Company's stockholders and other publicly available statements issued or released by the Company involve known and unknown risks, uncertainties, and other factors which could cause the Company's actual results, performance (financial or operating) or achievements to differ from the future results, performance (financial or operating) achievements expressed or implied by such forward looking statements. Such future results are based upon management's best estimates based upon current conditions and the most recent results of operations. These include management's forecasts for sales, purchasing plans and programs of certain large chain buyers relating to holiday product, net operating losses in each of the three most recent fiscal years, general economic conditions for the Company's product lines, competition generally and specifically relating to greeting cards having environmental, nature or wildlife themes, the ability of the Company to sustain consumer demand for the Company's principal card lines, the ability of the Company to successfully market its line of handcrafted sculptures, figurines and adoption kits, and the absence of long term supply contracts which could make production costs unpredictable, In addition, the ability of the Company to enhance and expand its product mix and to successfully introduce new products which will meet with consumer acceptance may also affect future results.

Sales

         For the three months ended March 31, 2000, the Company's net sales amounted to $953,807 which reflected an increase of $403,324 or 73.3% versus last year's three month results of $550,483. Sales of the adoption kits accounted for $271,000 of the increase with the balance from a 38.0% increase in paper product sales offset by a 40.7% decrease in collectible sales.

Gross Profit

         For the three months ended March 31, 2000, gross profit amounted to $443,672 or 46.5% of sales. For the comparable prior year period, gross profit amounted to $225,550 or 41.0% of sales. Higher sales on fixed overhead costs and the reduction of royalties contributed to the improvement at gross margin.

Operating Expenses

         For the three months ended March 31, 2000, selling, shipping and marketing expenses amounted to $261,168 reflecting an increase of $61,607 or 30.8% versus the prior year's level of $199,561. Higher commissions, shipping and marketing expenses due to the higher sales accounted for the year to year increase.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF

Operating Expenses  (continued)

         General and administrative expenses amounted to $559,850 for the three months ended March 31, 2000, reflecting an increase of $103,210 or 22.6% versus the prior year period of $456,640. The year to year increase was a result of the acquisition and addition of the adoption kit product line, one-time charges associated with moving those operations from Southern California to Northern California and one-time expenses relating to the downsizing of the Company's warehouse facility.

Income

         An operating loss of $377,436 or $.10 per share was incurred for the three months ended March 31, 2000. Interest and other income of $12,482 reduced the operating loss to result in a net loss before income taxes of $364,864 or $.10 per share. For the prior year period, the net loss before income taxes amounted to $377,516 or $.13 per share. Net loss for the three months ended March 31, 2000 amounted to $365,664 or $.10 per share, compared to the prior year's net loss of $378,316 or $.14 per share. All per share amounts are based on the weighted average common shares outstanding for the period.

Balance Sheet

         Total assets at March 31, 2000 amounted to $3,700,192 which reflected an increase versus the December 31, 1999 level of $3,688,800 by $11,392. Increased inventories, royalties, and fixed assets were offset in part by decreases in cash, receivables and prepaid expenses. Total current liabilities amounted to $1,338,451 as of March 31, 2000 versus the December 31, 1999 level of $1,048,200 or $290,251 or 27.7%. The increase was a result of increases in trade payables and accruals, offset in part by the paydown of commissions, royalties and accrued wages.

Liquidity and Capital Resources

At March 31, 2000, the Company's working capital was $1,118,773 reflecting a decrease of $314,527 versus the working capital at December 31, 1999 of $1,433,300. Net cash used by operating activities during the three month ended March 31, 2000 amounted to $267,835. Net loss of $365,664 and changes in non-cash items of $88,357 were offset in part by $186,186 provided by changes in net receivables, inventory, and other assets and liabilities. Cash used by investing activities amounted to $109,197 consisting principally of $57,785 used in the construction of leasehold improvements as part of the warehouse downsizing and the balance used to purchase computer software, color separations and publishing rights. Cash provided by financing activities consisted of $123,140 in cash as proceeds from a capital lease.

The Company believes and anticipates that the primary source of its liquidity and capital resources for the year 2000 will primarily be from cash on hand and from cash internally generated from sales. The Company believes that such cash will be adequate and sufficient for its operations for 2000, based on the following factors: (i) the reduction in rent expense that will commence in June 2000, (ii) the decrease in minimum royalties that will be paid during the year,
(iii) the reduction of elimination of product lines that generate insufficient profit margins, (iv) the increased revenues that will be generated by a full year of sales of the adoption kit product line and (v) revenues expected to be generated from the introduction

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF

Liquidity and Capital Resources   (continued)

during the year of new product lines, such as "versed" greeting cards. Longer term, the Company's source of liquidity and capital resources is expected to be primarily internally generated cash from sales and the possible exercise of existing Common Stock Purchase Warrants, which the Company believes should be adequate for its operations for the foreseeable future. The Company will also continue to explore the acquisition of new product lines as a means of augmenting sales. There is no assurance, however, that cash from sales, exercise of the Common Stock Purchase Warrants or from any new product line which may be acquired will be sufficient to satisfy the Company's long term cash requirements. If they do not, the Company would seek equity and/or debt financing in order to obtain the additional capital that would be needed. There can be no assurance, however, that such equity or debt financing will be available to the Company if, as and when needed or, if available, will be on terms favorable to the Company.

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

                           PART II. OTHER INFORMATION

Item 3. Legal Proceedings

         In December 1999, the Company notified the Sierra Club that it would not be continuing its license agreement with the Sierra Club beyond 1999. That license agreement has an arbitration clause. On March 14, 2000, the Sierra Club filed a complaint for breach of contract in the Superior Court of the State of California, County of San Francisco, Case No. 310683, in support of an application for a provisional order of attachment against the Company pending determination of an arbitration proceeding that Sierra Club is expected to commence against the Company concerning termination of the license. On April 27, 2000, the Superior Court denied the Sierra Club's application for a writ of attachment. It is expected that the civil action will be dismissed or stayed since the dispute is governed by the arbitration clause. The Company believes that the Sierra Club's claims are without merit and intends to defend them vigorously if an arbitration proceeding is commenced.


Item 6. Exhibits and Reports on Form 8-K

         a) Exhibits

            None

         b) Reports on Form 8-K


         During the quarter ended March 31, 2000, the following reports on Form 8-K were filed by the Registrant.

Date of Report               Item Reported            Description
--------------               -------------            -----------
January 6, 2000              Item 5. Other Events     Hiring    of   Donald   R.
                                                      Beckman as Vice  President
                                                      of Marketing.  Appointment
                                                      of  Richard  M.  Widney as
                                                      Vice President and General
                                                      Manager.

March 31, 2000               Item 5. Other Events     Appointment  of Gregory C.
                                                      McPherson    as    Interim
                                                      President.


                                   SIGNATURES

In accordance with the requirements of the Securities Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                               HEALTHY PLANET PRODUCTS, INC.
                                                       (Registrant)

DATED:   May 12, 2000                          by: /s/  Gregory C. McPherson
                                                   -----------------------------
                                               Gregory C. McPherson, Interim
                                               President

                                               by: /s/ Antonio Santiago
                                                   -----------------------------
                                               Antonio Santiago, Director of
                                               Finance