Form 10QSB
period 2000-06-30
HEALTHY PLANET PRODUCTS INC
filed 2000-08-14
CIK 768260

SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549
                        ----------------------

                                FORM 10-QSB


   [X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

   For the quarterly period ended June 30, 2000

                      OR

   [X} Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act Of 1934

For the transition period from _________ to  _____________


                         Commission File No. 1-13048

                         HEALTHY PLANET PRODUCTS, INC.
                         -----------------------------
     (Exact Name of Small Business Issuer as Specified in Its Charter)

          Delaware                                  92-2601764
 ------------------------------                 ------------------
(State or Other Jurisdiction of	          (IRS Employer
  Incorporation or Organization)                Identification No.)


1700 Corporate Circle, Petaluma, California              94954
-------------------------------------------            --------
(Address of Principal Executive Offices)              (Zip Code)

                              (707) 778-2280
              --------------------------------------------------
             (Registrant's telephone number, including area code)


   Check whether the Issuer (1) filed all reports required to be filed by
Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.   Yes [X]    No [ ]

   As of July 10, 2000, there were issued and outstanding 3,840,584 shares of common stock of the registrant (exclusive of 31,335 shares of voting Series D Preferred Stock convertible into 31,335 shares of common stock).

   Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

                                    INDEX

                        HEALTHY PLANET PRODUCTS, INC.




                                                                  PAGE
                                                                  ----

PART I.   FINANCIAL INFORMATION

   Item 1.  Financial Statements

      Balance Sheet at June 30, 2000 (unaudited)                   3

      Statements of Operations (unaudited) for the three-months
       ended and six-months ended June 30, 2000 and 1999           4

      Statement of Cash Flows (unaudited) for the six-months
       ended June 30, 2000                                         5

      Notes to the Financial Statements                            6

   Item 2.  Management's Discussion and Analysis of                8
            Financial Condition and Results of Operations


PART II.   OTHER INFORMATION

   Item 3.  Legal Proceedings                                     12

   Item 6.  Exhibits and Reports on Form 8-K                      12

SIGNATURES                                                        12

                        PART I.   FINANCIAL INFORMATION

Item 1.	Financial Statements

                                BALANCE SHEET
                                 (Unaudited)
                                                           June 30, 2000
                                                           -------------
                                   ASSETS
CURRENT ASSETS
   Cash and cash equivalents                                 $   564,270
   Accounts receivable - net of allowances
     for doubtful accounts and returns of $91,780                850,849
   Inventories                                                   538,149
   Advance on royalties                                            8,400
   Prepaid expenses                                               51,584
                                                              ----------
         Total current assets                                  2,013,252
                                                              ----------

PROPERTY AND EQUIPMENT, at cost, net of accumulated
     depreciation and amortization                               593,326
                                                              ----------
OTHER ASSETS
   Deferred income taxes                                         450,700
   Security deposits                                              34,277
   Publishing rights - net of accumulated
     amortization of $209,648                                    145,761
	Other                                                            73,758
                                                              ----------
         Total other assets                                      704,496
                                                              ----------
TOTAL ASSETS                                                 $ 3,311,074
                                                              ==========

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
   Accounts payable                                          $   659,904
   Royalties payable                                              74,142
   Commissions payable                                            13,763
   Series B preferred stock redemption and
     dividends payable                                           161,500
   Accrued wages, bonuses and payroll taxes                       65,191
   Accrued liabilities                                           189,305
   Current portion of obligations under capital leases            35,627
                                                              ----------
		          	Total current liabilities                         1,199,432
                                                              ----------
OTHER LIABILITIES
   Obligations under capital leases, net of current portion       97,869
                                                              ----------
                                                               1,297,301
                                                              ----------
SHAREHOLDERS' EQUITY
	Common stock, $.01 par value, 12,000,000 shares
     authorized, 3,840,584 shares issued and outstanding          38,406
   Preferred stock, Series D, $.10 par value, with
     aggregate liquidation preferences of $160,100,
     371,009 shares authorized, 31,335 issued
     and outstanding                                               3,134
   Additional paid-in capital                                 14,670,188
   Accumulated deficit                                       <12,697,955>
                                                              ----------
         Total shareholders' equity                            2,013,773
                                                               ---------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                   $ 3,311,074
                                                              ==========

   The accompanying notes are an integral part of these financial statements.

                        HEALTHY PLANET PRODUCTS, INC.
                          STATEMENTS OF OPERATIONS
                                (Unaudited)




                                         Three Months            	  Six Months
                                         Ended June 30,            	Ended June 30,
                                         -------------              -------------

                                       2000         1999          2000         1999
                                       ----         ----          ----         ----
NET SALES                           $1,111,092   $  784,753    $2,064,899   $1,335,236

COST OF GOODS SOLD                     570,571      453,599     1,080,706      778,532
                                     ---------    ---------     ---------    ---------
GROSS PROFIT                           540,521      331,154       984,193      556,704
                                     ---------    ---------     ---------    ---------

OPERATING EXPENSES
   Selling, shipping and marketing     332,422      305,889       670,873      541,753
   General and administrative          471,710      488,196       954,277      908,533
                                     ---------    ---------     ---------    ---------
                                       804,132      794,085     1,625,150    1,450,286
                                     ---------    ---------     ---------    ---------

OPERATING LOSS                        <263,611>    <462,931>    <640,957>     <893,582>
                                     ---------    ---------    ---------     ---------

OTHER INCOME/<EXPENSE>
   Interest expense                     <1,471>      <2,925>      <4,568>       <5,560>
   Interest income                       7,121       31,878       17,233        50,686
   Other income                             34        9,774        2,974        46,736
                                     ---------    ---------    ---------     ---------
                                         5,684       38,727       15,639        91,862
                                     ---------    ---------    ---------     ---------

LOSS BEFORE TAXES                     <257,927>    <424,204>    <625,318>     <801,720>

PROVISION FOR INCOME TAXES                   0            0          800           800
                                     ---------    ---------    ---------     ---------

NET LOSS                            $ <257,927>  $ <424,204>  $ <626,118>   $ <802,520>
                                     =========    =========    =========     =========

BASIC AND DILUTED LOSS PER
	COMMON SHARE                          <$0.07>      <$0.11>      <$0.16>        <$0.24>

WEIGHTED AVERAGE COMMON
	SHARES OUTSTANDING                 3,840,584    3,834,584    3,840,584      3,317,179
                                    =========    =========    =========      =========



   The accompanying notes are an integral part of these financial statements.


                            HEALTHY PLANET PRODUCTS, INC.
                               STATEMENT OF CASH FLOWS
                                       (Unaudited)


                                                     Six Months Ended June 30,
                                                         2000         1999
                                                         ----         ----
CASH FLOWS FROM OPERATING ACTIVITIES:

   Net Loss	                                          <$626,118>    <$802,520>
   Adjustments to reconcile net loss to net cash
    from operating activities
      Depreciation and amortization                     161,240       160,776
      Allowance for doubtful accounts and returns      <166,548>     <323,983>
      Inventory reserve                                <187,647>     <170,000>

   Changes in:
      Accounts receivable                              <140,804>      552,788
      Inventories                                       169,998        46,822
      Advance on royalties                               12,821       <12,774>
      Prepaid expenses                                   46,198       <80,317>
      Accounts payable                                  142,485        37,253
      Royalties payable                                  10,747        54,704
      Commissions payable                               <20,602>      <50,102>
      Accrued wages, bonus & payroll taxes              <99,409>        7,961
      Accrued liabilities                                82,305       115,907
      Accrued rent payable                                    0        <3,169>
                                                      ---------     ---------
         Net cash from operating activities            <615,334>     <466,654>
                                                      ---------     ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Sales of marketable securities                             0           333
   Purchase of property and equipment                   <86,523>     <162,871>
   Purchase of publishing rights                        <92,445>      <24,559>
   Security deposits                                      4,860        <4,860>
   Acquisition costs                                          0      <151,050>
   Leasehold improvements                               <78,507>            0
                                                      ---------     ---------
         Net cash from investing activities            <252,615>     <343,007>
                                                      ---------     ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Net proceeds from capital leases                     133,496             0
   Principal repayments on note payable                       0       <72,553>
   Net proceeds from Stock Rights offering                    0     1,494,094
                                                      ---------     ---------
         Net cash from financing activities             133,496     1,421,541
                                                      ---------     ---------

INCREASE/DECREASE IN CASH AND CASH EQUIVALENTS         <734,453>      611,880
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD        1,298,723     2,162,610
                                                      ---------     ---------
CASH AND CASH EQUIVALENTS, END OF PERIOD             $  564,270    $2,774,490
                                                      =========     =========

SUPPLEMENTARY CASH FLOW INFORMATION INCLUDES THE FOLLOWING:
   Cash paid during the period for:
      Interest                                       $    4,568    $    2,635
      Income taxes                                   $      800    $        0

   The accompanying notes are an integral part of these statements.

                       HEALTHY PLANET PRODUCTS, INC.
                       NOTES TO FINANCIAL STATEMENTS
                                (Unaudited)


NOTE 1 - BASIS OF PRESENTATION
------------------------------

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

Certain reclassifications have been made to the financial statements as of June 30, 1999 and for the three and six months then ended to conform with the current quarter presentation.

NOTE 2 - INVENTORIES
--------------------

      Inventories consist of the following:
                                                                 June 30,
                                                                   2000
                                                                 -------

         Raw materials                                       $     6,517
         Work-in-process                                         350,786
         Finished goods                                          180,846
                                                              ----------
                                                             $   538,149
                                                              ==========


NOTE 3 - PROPERTY AND EQUIPMENT
-------------------------------

      Property and equipment consist of the following:
                                                                 June 30,
                                                                   2000
                                                                 -------

         Machinery, equipment and leasehold improvements     $   871,048
         Molds                                                   406,000
         Color separations                                       331,445
      			Furniture and fixtures                                  105,314
         Computer software                                       283,624
                                                               1,997,431

      Less accumulated depreciation and amortization          <1,404,105>
                                                               ---------

                                                             $   593,326
                                                               =========

                                   (Unaudited)


NOTE 4. - CONTINGENCY
---------------------

In December 1999, the Company notified the Sierra Club that it would not be continuing its license agreement with the Sierra Club beyond 1999. Following this notification and certain preliminary litigation between the parties, the Sierra Club commenced an arbitration against the Company before the American Arbitration Association in San Francisco, California. The arbitration seeks damages of approximately $412,000 arising out of the alleged breach of contract by the Company, as well as declaration that the Sierra Club is entitled to future payments under the contract. The Company has recently interposed its answer to the arbitration claim, in which it denied the allegations of the claim and set forth certain affirmative defenses. The Company further set forth certain counterclaims against the Sierra Club arising out of breaches by the Sierra Club of the same agreement. The Company believes that it has good and meritorious defenses to the claim which, if proven during the course of the arbitration, the Company should prevail upon. The arbitration at the present time is only in its formative stages.

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Special Note Regarding Forward-Looking Statements
-------------------------------------------------

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

Sales
-----

   For the six months ended June 30, 2000, the Company's net sales amounted to $2,064,899 which reflected an increase of $729,663 or 54.7% versus last year's six month results of $1,335,236. Sales of the recently acquired adoption kit line accounted for $421,618 of the increase with the balance from a 54.7% increase in paper product sales offset by a 47.8% decrease in collectible sales. Sales of the paper product lines increased from $988,344 to $1,528,528 for the comparable six month period. The collectible line sales decreased from $219,944 to $114,752 for the same period. These changes are a direct result of strategic business decisions to enhance and enrich the Company's traditional paper and stationery product lines and reposition certain less profitable product lines. In conjunction with these strategies, the Company released two new greeting card lines, an Extreme Sports line in March and a versed line, Nature's Inspirations, in June, along with several product line extensions.

   For the three months ended June 30, 2000, the Company's net sales amounted to $1,111,092 which reflected an increase of $326,339 or 41.6% versus last year's three month results of $784,753. Sales of the adoption kits accounted for $122,490 of the increase with the balance from a 73.9% increase in paper product sales offset by a 46.4% decrease in collectible sales. Sales of the

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS   (continued)


Sales  (continued)
-----------------

paper product lines increased from $535,909 to $932,175 for the three month period while collectible sales decreased from $121,586 to $56,427 for the same period.

Gross Profit
------------

   For the six months ended June 30, 2000, gross profit amounted to $984,193 or 47.7% of sales. For the comparable prior year period, gross profit amounted to $556,704 or 41.7% of sales. For the three months ended June 30, 2000, gross profit amounted to $540,521 or 48.7% of sales. For the comparable prior year period, gross profit amounted to $331,154 or 42.2% of sales for the comparable year period. Increased sales of paper products which have higher margins, a reduction of royalties and a reduction in overhead costs contributed to the improvement at gross margin.


Operating Expenses
------------------

   For the six months ended June 30, 2000, selling, shipping and marketing expenses amounted to $670,873 or 32.5% of sales versus $541,753 or 40.6% of sales for the comparable prior year period. For the three months ended June 30, 2000, selling, shipping and marketing expenses amounted to $332,422 or 29.9% of sales versus $305,889 or 39.0% of sales for the comparable prior year period. The improvement in selling, shipping and marketing expenses as a percentage of sales is due to the much higher productivity of the Company's core in-house sales representatives, the conversion of certain lower producing in-house sales representatives to independent commissioned representatives and the replacement of unprofitable in-house sales representatives with outside sales agencies. This was partially offset by increased expenses relating to the hiring of marketing and product development staff in the current year.
The addition of the marketing and product development staff has allowed the Company to reposition, strengthen and broaden its product lines and distribution channels.

   General and administrative expenses amounted to $954,277 for the six months ended June 30, 2000, reflecting an increase of $45,744 or 5.0% versus the prior year period of $908,533. The year to year increase was a result of the May 1, 1999 acquisition of the adoption kit product line, which had the adverse effect of adding four months of expenses to this year's six month results, one-time charges associated with consolidating those operations from Southern California to Northern California in the first quarter of 2000, one-time expenses relating to the downsizing of the Company's warehouse facility from 60,600 square feet to 26,500 square feet and budgeted increases in manpower to implement a new IT system which was custom designed to increase efficiencies in all areas of the Company's operations.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS   (continued)


Operating Expenses  (continued)
------------------------------

These expenses were offset by reductions in rental, utility and operations expenses as a result of the elimination of the Southern California facility and the downsizing of the Petaluma facility and a reduction in warehouse and office staffing of 38 as of December 1999 to 25 by June 30, 2000.

   General and administrative expenses amounted to $471,710 for the three months ended June 30, 2000, reflecting a decrease of $16,486 or 3.3% versus the prior year period of $488,196. Increases in depreciation expenses, medical and property liability insurance, professional fees, postage and office supplies were offset by a reduction in rental, utility and operational expenses as a result of the elimination of the Southern California facility and the downsizing of the Petaluma facility and reductions made in warehouse and office staffing.

Income
------

   An operating loss of $640,957 was incurred for the six months ended June 30, 2000. Interest and other income of $15,639 reduced the operating loss to result in a net loss before income taxes of $625,318. For the prior year period, the net loss before income taxes amounted to $801,720. Net loss for the six months ended June 30, 2000 amounted to $626,118 or $.16 per share, compared to the prior year's net loss of $802,520 or $.24 per share. All per share amounts are based on the weighted average common shares outstanding for the period.

   An operating loss of $263,611 was incurred for the three months ended June 30, 2000. Interest and other income of $5,684 reduced the operating loss to result in a net loss of $257,927 or $.07 per share. For the prior year period, the net loss amounted to $424,204 or $.11 per share. All per share amounts are based on the weighted average common shares outstanding for the period.

Balance Sheet
-------------

  	Total assets at June 30, 2000 amounted to $3,311,074 which reflected a decrease versus the December 31, 1999 level of $3,688,000 by $376,926. An increase in receivables, inventories, royalty advances, and fixed assets were offset by decreases in cash and prepaid expenses. Total current liabilities amounted to $1,199,432 as of June 30, 2000 which reflected an increase versus the December 31, 1999 level of $1,048,200 or by $151,232. The increase was a result of increases in trade payables, royalties payable and accruals, offset in part by the paydown of commissions and accrued wages.

Liquidity and Capital Resources
-------------------------------

   At June 30, 2000, the Company's working capital was $813,820 with a working capital ratio 1.7:1. Net cash used by operating activities during the six months ended June 30, 2000 amounted to $615,334. Net loss of $626,118 and changes in non-cash items of $192,955 were offset in part by $203,739 provided by changes in net receivables, inventory, and other assets and liabilities.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS   (continued)


Liquidity and Capital Resources  (continued)
-------------------------------------------

Cash used by investing activities amounted to $252,615 consisting principally of $78,507 used in the construction of leasehold improvements as part of the warehouse downsizing and the balance used to purchase computer software, color separations and publishing rights. Cash provided by financing activities consisted of $133,496 in cash as proceeds of capital leases.

   The Company believes and anticipates that the primary source of its liquidity and capital resources for the year 2000 will primarily be from cash on hand and from cash internally generated from sales. The Company believes that such cash will be adequate and sufficient for its operations for 2000, based on the following factors: (i) the reduction in rent expense, (ii) the decrease in minimum royalties that will be paid during the year, (iii) the
reduction of elimination of product lines that generate insufficient 	profit
margins, (iv) the increased revenues that will be generated by a full year of sales of the adoption kit product line and (v) revenues expected to be generated from the introduction during the year of new product lines, such as "versed" greeting cards. Longer term, the Company's source of liquidity and capital resources is expected to be primarily internally generated cash from sales and the possible exercise of existing Common Stock Purchase Warrants, which the Company believes should be adequate for its operations for the foreseeable future. The Company will also continue to explore the acquisition of new product lines as a means of augmenting sales. There is no assurance, however, that cash from sales, exercise of the Common Stock Purchase Warrants or from any new product line which may be acquired will be sufficient to satisfy the Company's long term cash requirements. If they do not, the Company would seek debt and/or equity financing in order to obtain the additional capital that would be needed. There can be no assurance, however, that such debt or equity financing will be available to the Company if, as and when needed or, if available, will be on terms favorable to the Company.

Effects of Inflation
--------------------

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

                                PART II.
                            OTHER INFORMATION


Item 3.   Legal Proceedings
          -----------------

   In December 1999, the Company notified the Sierra Club that it would not be continuing its license agreement with the Sierra Club beyond 1999. Following this notification and certain preliminary litigation between the parties, the Sierra Club commenced an arbitration against the Company before the American Arbitration Association in San Francisco, California. The arbitration seeks damages of approximately $412,000 arising out of the alleged breach of contract by the Company, as well as a declaration that the Sierra Club is entitled to future payments under the contract. The Company has recently interposed its answer to the arbitration claim, in which it denied the allegations of the claim and set forth certain affirmative defenses. The Company further set forth certain counterclaims against the Sierra Club arising out of breaches by the Sierra Club of the same agreement. The Company believes that it has good and meritorious defenses to the claim which, if proven during the course of the arbitration, the Company should prevail upon. The arbitration at the present time is only in its formative stages.


Item 6.   Exhibits and Reports on Form 8-K
          --------------------------------

     (a) Exhibit 27 - The Financial Data Schedule is filed as an exhibit to this report

     (b) Reports on Form 8-K - Registrant filed no reports on Form 8-K during the period covered by this report.





                                  SIGNATURES
                                  ----------

In accordance with the requirements of the Securities Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       						HEALTHY PLANET PRODUCTS, INC.
						                                             (Registrant)

DATED:	August 14, 2000                    	by: /s/ Gregory C. McPherson
                                              -----------------------------
                                                 Gregory C. McPherson,
                                                 Interim President

DATED:  August 14, 2000                    by: /s/ Antonio Santiago
                                              -------------------------
                                               Antonio Santiago,
                                               Vice President of 	Finance