Form 10QSB
period 2000-09-30
HEALTHY PLANET PRODUCTS INC
filed 2000-11-13
CIK 768260

SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549
                        ----------------------

                                FORM 10-QSB


   [X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

   For the quarterly period ended September 30, 2000

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

   As of November 10, 2000, there were issued and outstanding 3,840,584 shares of common stock of the registrant (exclusive of 31,335 shares of voting Series D Preferred Stock convertible into 31,335 shares of common stock).

   Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

                                   INDEX

                        HEALTHY PLANET PRODUCTS, INC.




                                                                  PAGE
                                                                  ----

PART I.   FINANCIAL INFORMATION

   Item 1.  Financial Statements

      Balance Sheet as of September 30, 2000 (unaudited)           3

      Statements of Operations for the three-months ended and
       nine-months ended September 30, 2000 and 1999 (unaudited)   4

      Statement of Cash Flows for the nine-months ended
       September 30, 2000 (unaudited)                              5

      Notes to the Financial Statements                            6

   Item 2.  Management's Discussion and Analysis of                8
            Financial Condition and Results of Operations


PART II.   OTHER INFORMATION

      Item 6.  Exhibits and Reports on Form 8-K                   12

SIGNATURES                                                        12

                        PART I.   FINANCIAL INFORMATION

Item 1.	Financial Statements

                          HEALTHY PLANET PRODUCTS, INC.
                                BALANCE SHEET
                                 (Unaudited)
                                                        September 30, 2000
                                                        ------------------
                                   ASSETS
CURRENT ASSETS
   Cash and cash equivalents                                 $   172,437
   Accounts receivable - net of allowances
     for doubtful accounts and returns of $157,780             1,788,848
   Inventories                                                   595,623
   Advance on royalties                                            4,000
   Prepaid expenses                                               60,140
                                                              ----------
         Total current assets                                  2,621,048
                                                              ----------

PROPERTY AND EQUIPMENT, at cost, net of accumulated
     depreciation and amortization                               570,162
                                                              ----------
OTHER ASSETS
   Deferred income taxes                                         450,700
   Security deposits                                              34,277
   Publishing rights - net of accumulated
     amortization of $230,511                                    140,648
   Other                                                          65,906
                                                              ----------
         Total other assets                                      691,531
                                                              ----------
TOTAL ASSETS                                                 $ 3,882,741
                                                              ==========

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
   Accounts payable                                          $ 1,013,518
   Royalties payable                                              65,808
   Commissions payable                                           111,144
   Series B preferred stock redemption and
     dividends payable                                           161,500
   Accrued wages, bonuses and payroll taxes                       98,306
   Accrued liabilities                                            91,495
   Current portion of obligations under capital leases            35,627
                                                              ----------
			Total current liabilities                                   1,577,398
                                                              ----------
OTHER LIABILITIES
   Obligations under capital leases, net of current portion       86,228
                                                              ----------
                                                               1,663,626
                                                              ----------
SHAREHOLDERS' EQUITY
	Common stock, $.01 par value, 12,000,000 shares
     authorized, 3,840,584 shares issued and outstanding          38,406
   Preferred stock, Series D, $.10 par value, with
     aggregate liquidation preferences of $160,100,
     371,009 shares authorized, 31,335 issued
     and outstanding                                               3,134
   Additional paid-in capital                                 14,670,188
   Accumulated deficit                                       <12,492,613>
                                                              ----------
         Total shareholders' equity                            2,219,115
                                                               ---------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                   $ 3,882,741
                                                              ==========

   The accompanying notes are an integral part of these financial statements.



                        HEALTHY PLANET PRODUCTS, INC.
                          STATEMENTS OF OPERATIONS
                                 (Unaudited)


                                           	Three Months			           Nine Months
                                     				Ended September 30,	     Ended September 30,
                                         ------------------       ------------------

                             				      2000         1999         2000         1999
                                       ----         ----         ----         ----
NET SALES                           $1,728,880   $1,182,026    $3,793,782   $2,517,262

COST OF GOODS SOLD                     725,655      586,851     1,806,367    1,365,383
                                     ---------    ---------     ---------    ---------
GROSS PROFIT                         1,003,225      595,175     1,987,415    1,151,879
                                     ---------    ---------     ---------    ---------

OPERATING EXPENSES
   Selling, shipping and marketing     392,182      398,086     1,063,055      939,839
   General and administrative          403,369      530,975     1,357,646    1,439,508
                                     ---------    ---------     ---------    ---------
                                       795,551      929,061     2,420,701    2,379,347
                                     ---------    ---------     ---------    ---------

OPERATING INCOME/<LOSS>                207,674     <333,886>    <433,286>   <1,227,468>
                                     ---------    ---------    ---------     ---------

OTHER INCOME/<EXPENSE>
   Interest expense                     <5,469>      <1,471>     <10,037>       <4,089>
   Interest income                       3,138       23,753       19,372        74,439
   Other income                              0        6,650        3,975        53,386
                                     ---------    ---------    ---------     ---------
                                        <2,331>      28,932       13,310       123,736
                                     ---------    ---------    ---------     ---------

INCOME/<LOSS> BEFORE TAXES             205,343     <304,954>    <419,976>   <1,103,732>

PROVISION FOR INCOME TAXES                   0            0          800           800
                                     ---------    ---------    ---------     ---------

NET INCOME/<LOSS>                   $  205,343  $ <304,954>   $ <420,776>  $<1,104,532>
                                     =========    =========    =========     =========

BASIC AND DILUTED INCOME/<LOSS>          $0.05       <$0.08>      <$0.11>       <$0.32>
   PER COMMON SHARE
WEIGHTED AVERAGE COMMON
	SHARES OUTSTANDING                  3,840,584    3,834,584    3,840,584     3,489,647
                                     =========    =========    =========     =========



   The accompanying notes are an integral part of these financial statements.




                            HEALTHY PLANET PRODUCTS, INC.
                               STATEMENT OF CASH FLOWS
                                     (Unaudited)


                                               Nine Months Ended September 30,
                                                         2000	       1999
                                                         ----        ----
CASH FLOWS FROM OPERATING ACTIVITIES:

   Net Loss	                                          <$420,776>  <$1,104,532>
   Adjustments to reconcile net loss to net cash
    from operating activities
      Depreciation and amortization                     252,853       260,408
      Allowance for doubtful accounts and returns      <100,549>     <283,238>
      Inventory reserve                                <350,588>     <190,000>

   Changes in:
      Accounts receivable                            <1,144,803>      129,067
      Inventories                                       275,470       <30,533>
      Advance on royalties                               17,221      <244,433>
      Prepaid expenses                                   37,609       <28,375>
      Accounts payable                                  496,099       110,149
      Royalties payable                                   2,413        46,190
      Commissions payable                                76,779       <42,787>
      Accrued wages, bonus & payroll taxes              <66,294>       54,324
      Accrued liabilities                               <15,475>       49,652
      Accrued rent payable                                    0       <18,023>
                                                      ---------     ---------
         Net cash from operating activities            <940,041>   <1,292,131>
                                                      ---------     ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Sales of marketable securities                             0           333
   Purchase of property and equipment                  <126,258>     <292,511>
   Purchase of publishing rights                       <108,195>     < 26,630>
   Security deposits                                      4,860        <4,860>
   Acquisition costs                                          0      <151,050>
   Leasehold improvements                               <78,507>            0
                                                      ---------     ---------
         Net cash from investing activities            <308,100>     <474,718>
                                                      ---------     ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Net proceeds from capital leases                     121,855             0
   Principal repayments on note payable                       0       <95,604>
   Net proceeds from Stock Rights offering                    0     1,494,094
                                                      ---------     ---------
         Net cash from financing activities             121,855     1,398,490
                                                      ---------     ---------

INCREASE/DECREASE IN CASH AND CASH EQUIVALENTS       <1,126,286>     <368,539>
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD        1,298,723     2,162,610
                                                      ---------     ---------
CASH AND CASH EQUIVALENTS, END OF PERIOD             $  172,437    $1,794,251
                                                      =========     =========

SUPPLEMENTARY CASH FLOW INFORMATION INCLUDES THE FOLLOWING:
   Cash paid during the period for:
      Interest                                       $   10,037    $    4,089
      Income taxes                                   $        0    $        0


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

Certain reclassifications have been made to the financial statements as of September 30, 1999 and for the three and nine months then ended to conform with the current quarter presentation.

NOTE 2 - INVENTORIES
--------------------

      Inventories consist of the following:
                                                              September 30,
                                                                   2000
                                                                 -------
         Raw materials                                       $     2,151
         Work-in-process                                         352,662
         Finished goods                                          240,810
                                                              ----------
                                                             $   595,623
                                                              ==========


NOTE 3 - PROPERTY AND EQUIPMENT
-------------------------------

      Property and equipment consist of the following:
                                                              September 30,
                                                                   2000
                                                                 -------

         Machinery, equipment and leasehold improvements     $   871,048
         Molds                                                   406,000
         Color separations                                       350,467
      			Furniture and fixtures                                  105,314
         Computer software                                       304,336
                                                               ---------
                                                               2,037,165
      Less accumulated depreciation and amortization          <1,467,003>
                                                               ---------
                                                             $   570,162
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


NOTE 5. - SUBSEQUENT EVENT
--------------------------

On October 12, 2000, the Company borrowed the sum of $500,000 from The InterGroup Corporation ("InterGroup"). This loan was evidenced by a secured promissory note and a security agreement granting a security interest in all the Company's accounts receivable and proceeds thereof. The loan bears interest at the rate of 13.875% per annum and is due on February 28, 2001, or sooner from the proceeds from the collection of the Company's accounts receivable. Mr. John V. Winfield, Chairman of the Board and a principal shareholder of the Company, is also Chairman of the Board and a principal shareholder of InterGroup. Prior to obtaining this loan from InterGroup, the Company unsuccessfully sought secured or unsecured lending from bank or institutional lenders and to otherwise factor or finance its accounts receivable. In the absence of an alternative lender, the Company proposed the lending transaction to InterGroup.

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

Sales
-----

   For the nine months ended September 30, 2000, the Company's net sales amounted to $3,793,782 which reflected an increase of $1,276,520 or 50.7% versus last year's nine month results of $2,517,262. Sales of the recently acquired adoption kit line accounted for $740,081 of the increase with the balance from a 60.7% increase in paper product sales offset by a 61.9% decrease in collectible sales. Sales of the paper product lines increased from $1,803,889 to $2,898,495 from the comparable nine month period. The collectible line sales decreased from $407,365 to $155,206 for the same period. These changes are a direct result of strategic business decisions to enhance and enrich the Company's traditional paper and stationery product lines and reposition certain less profitable product lines. In conjunction with these strategies, the Company released two new greeting card lines, an Extreme Sports line in March and a versed line, Nature's Inspirations, in June, along with several product line extensions.

   For the three months ended September 30, 2000, the Company's net sales amounted to $1,728,880 which reflected an increase of $546,854 or 46.3% versus last year's three month results of $1,182,026. Sales of the adoption kits accounted for $318,463 of the increase with the balance from a 67.9% increase in paper product sales offset by a 78.4% decrease in collectible sales. Sales

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS   (continued)


Sales  (continued)
-----------------

of the paper product lines increased from $815,857 to $1,369,963 for the three month period while collectible sales decreased from $187,421 to $40,454 for the same period.

Gross Profit
------------

   For the nine months ended September 30, 2000, gross profit amounted to $1,987,415 or 52.4% of sales. For the comparable prior year period, gross profit amounted to $1,151,879 or 45.8% of sales. For the three months ended September 30, 2000, gross profit amounted to $1,003,225 or 58.0% of sales. For the comparable prior year period, gross profit amounted to $595,175 or 50.4% of sales for the comparable year period. Increased sales of paper products which have higher margins, a reduction of royalties and a reduction in overhead costs contributed to the improvement at gross margin.


Operating Expenses
------------------

   For the nine months ended September 30, 2000, selling, shipping and marketing expenses amounted to $1,063,055 or 28.0% of sales versus $939,839 or 37.3% of sales for the comparable prior year period. For the three months ended September 30, 2000, selling, shipping and marketing expenses amounted to $392,182 or 22.7% of sales versus $398,086 or 33.7% of sales for the comparable prior year period. The improvement in selling, shipping and marketing expenses as a percentage of sales is due to the much higher productivity of the Company's core in-house sales representatives, the conversion of certain lower producing in-house sales representatives to independent commissioned representatives and the replacement of unprofitable in-house sales representatives with outside sales agencies. This was partially offset by increased expenses relating to the hiring of marketing and product development staff in the current year. The addition of the marketing and product development staff has allowed the Company to reposition, strengthen and broaden its product lines and distribution channels.

   General and administrative expenses amounted to $1,357,646 for the nine months ended September 30, 2000, reflecting a decrease of $81,862 or 5.6% versus the prior year period of $1,439,508. This decrease was a result of the reductions in rental, utility and operations expenses due to the elimination of the Company's Southern California facility and the downsizing of the Petaluma warehouse facility from 60,600 square feet to 26,500 square feet and a reduction in warehouse and office staffing of 38 as December 1999 to 25 as of September 30, 2000. These reductions were offset by the addition of the Evergreen product lines in May of 1999 with their associated overhead expenditures and one-time charges incurred during the early part of the current year associated with consolidating the Southern California facility to Northern California and the downsizing of the Petaluma facility.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS   (continued)


Operating Expenses  (continued)
------------------------------


   General and administrative expenses amounted to $403,369 for the three months ended September 30, 2000, reflecting a decrease of $127,606 or 24.0% versus the prior year period of $530,975. The decrease was primarily due to a reduction in rental, utility and operational expenses as a result of the elimination of the Southern California facility and the downsizing of the Petaluma facility and reductions made in warehouse and office staffing, partially offset by increases in depreciation expenses, professional fees and consulting fees relating to the new computer system.

Income
------

   An operating loss of $433,286 was incurred for the nine months ended September 30, 2000, an improvement of $794,182 compared to the prior period's loss of $1,227,468. Interest and other income of $13,310 reduced the operating loss to result in a net loss before income taxes of $419,976. For the prior year period, the net loss before income taxes amounted to $1,103,732. Net loss for the nine months ended September 30, 2000 amounted to $420,776 or $.11 per share, compared to the prior year's net loss of $1,104,532 or $.32 per share. All per share amounts are based on the weighted average common shares outstanding for the period.

   An operating income of $207,674 was incurred for the three months ended September 30, 2000, an improvement of $541,560 compared to the prior period's loss of $333,886. Interest expense net of interest and other income of $2,331 reduced operating income to result in a net income before income taxes of $205,343. For the prior year period, the net loss before income taxes amounted to $304,954. Net income for the three months ended September 30, 2000 amounted to $205,343 or $.05 per share, compared to the prior year's net loss of $304,954 or $.08 per share. All per share amounts are based on the weighted average common shares outstanding for the period.

Balance Sheet
-------------

	Total assets at September 30, 2000 amounted to $3,882,741 which reflected an increase versus the December 31, 1999 level of $3,688,000 by $194,741. An increase in receivables and fixed assets were offset by decreases in cash, inventories, royalty advances and prepaid expenses. Total current liabilities amounted to $1,577,398 as of September 30, 2000 which reflected an increase versus the December 31, 1999 level of $1,048,200. The increase was a result of increases in trade payables, royalties payable and commissions offset in part by the paydown of accrued wages and liabilities.

Liquidity and Capital Resources
-------------------------------

   At September 30, 2000, the Company's working capital was $1,043,650 with a working capital ratio 1.7:1. Net cash used by operating activities during the nine months ended September 30, 2000 amounted to $940,041. The net loss of $420,776 and changes in non-cash items of $198,284 were offset in part by $320,981 provided by changes in net receivables, inventory, and other assets and liabilities.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS   (continued)


Liquidity and Capital Resources  (continued)
-------------------------------------------

Cash used by investing activities amounted to $308,100 consisting of $78,507 used in the construction of leasehold improvements as part of the warehouse downsizing, $126,258 to purchase computer software and color separations and $108,195 to purchase publishing rights. Cash provided by financing activities consisted of $121,885 in cash as proceeds of capital leases.

   The Company had anticipated that the primary source of its liquidity and capital resources for the year 2000 was to have come from cash on hand and from cash internally generated from sales. On October 13, 2000, the Company secured a $500,000 loan from The InterGroup Corporation ("InterGroup") payable February 28,2001. The loan is to provide working capital until all seasonal receivables are collected. The Company believes that the current receivable balance and cash internally generated from sales will be adequate and sufficient for it to repay its short term loan and provide working capital for the rest of the year 2000. Longer term, the Company's source of liquidity and capital resources is expected to be primarily internally generated cash from sales and the possible exercise of existing Common Stock Purchase Warrants, which the Company believes should be adequate for its operations for the foreseeable future. The Company will also continue to explore the acquisition of new product lines as a means of augmenting sales. There is no assurance, however, that cash from sales, exercise of the Common Stock Purchase Warrants or from any new product line which may be acquired will be sufficient to satisfy the Company's long term cash requirements. If they do not, the Company would seek debt and/or equity financing in order to obtain the additional capital that would be needed. There can also be no assurance, however, that such debt or equity financing will be available to the Company if, as and when needed or, if available, will be on terms favorable to the Company.

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


                                                                Page 11 of 12
<PAGE


                                PART II.
                            OTHER INFORMATION



Item 6.   Exhibits and Reports on Form 8-K
          --------------------------------

         (a)	  Exhibit 27 - The Financial Data Schedule is filed as an exhibit to this report

         (b)	  Reports on Form 8-K - During the quarter ended September 30,
               2000, the following reports on Form 8-k were filed by the
               Registrant:

Date of Report           Item Reported             Description
--------------           -------------             ------------

September 20, 2000       Item 6. Resignation       Resignation of Robert W.
                         of Registrant's           Sweitzer, Ph.D. as Class 3
  	                      Directors                 Director.

October 13, 2000         Item 5. Other Events      Loan from the InterGroup
                                                   Corporation in the amount
                                                   $500,000 due February 28,
                                                   2001.




                                  SIGNATURES
                                  ----------

In accordance with the requirements of the Securities Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                              HEALTHY PLANET PRODUCTS, INC.
                                                      (Registrant)

DATED:	November 13, 2000                  by: /s/ Gregory C. McPherson
                                              -------------------------
                                                 Gregory C. McPherson,
                                                 Interim President

DATED: November 13, 2000                  by: /s/ Antonio Santiago
                                              -------------------------
                                               Antonio Santiago,
                                               Vice President of 	Finance