Form 10KSB
period 2000-12-31
HEALTHY PLANET PRODUCTS INC
filed 2001-04-02
CIK 768260

SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549
                    ----------------------------------

                                FORM 10-KSB

[X] Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2000

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from _____ to _____

Commission file number 1-13048


                        HEALTHY PLANET PRODUCTS, INC.
                 --------------------------------------------
                (Name of Small Business Issuer in Its Charter)

            Delaware                                   92-2601764
  -------------------------------                   --------------------
  (State or Other Jurisdiction of                   (IRS Employer
   Incorporation or Organization)                    Identification No.)


  1700 Corporate Circle, Petaluma, CA                   94954
  ---------------------------------------             --------
  (Address of Principal Executive Offices)           (Zip Code)

                               (707) 778-2280
               --------------------------------------------------
              (Registrant's Telephone Number, Including Area Code)

     Securities registered pursuant to Section 12(b) of the Exchange Act:

Common Stock, $.01 par value                American Stock Exchange
----------------------------                -----------------------
   (Title of Each Class)            (Name of Each Exchange on Which Registered

     Securities registered pursuant to Section 12(g) of the Exchange Act:

                         Common Stock, $.01 par value
                         ----------------------------
                               (Title of Class)

    Check whether the issuer: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes [X]   No [ ]

    Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B contained in this form, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendments to this Form 10-KSB. [X]

    The issuer's revenues for its most recent fiscal year ended December 31 2000 were $4,434,900.

    On March 20, 2001, the aggregate market value of the voting stock of Healthy Planet Products, Inc., consisting of common stock, $.01 par value (the "Common Stock") held by non-affiliates of the Registrant was approximately $1,074,527 based on the closing price of $.46 for such Common Stock on said date as reported by the American Stock Exchange.

    In making the forgoing calculation, the Registrant has, for calculation purposes only, included all presently outstanding 31,335 shares of its Series D Preferred Stock, which is convertible into shares of Common Stock on a share-for-share basis.

    On March 20, 2001, there were 3,840,584 shares of Common Stock, $.01 par value, issued and outstanding (exclusive of 31,335 shares of voting Series D Preferred Stock convertible into 31,335 shares of Common Stock).


                DOCUMENTS INCORPORATED BY REFERENCE

                                None


                           TABLE OF CONTENTS

PART I                                                              PAGE

    Item  1.  Description of Business.                                3

    Item  2.  Description of Property.                                7

    Item  3.  Legal Proceedings.                                      8

    Item  4.  Submission of Matters to a Vote of Security Holders.    8

PART II

    Item  5.  Market For Common Equity and Related                    8
              Stockholder Matters.

    Item  6.  Management's Discussion and Analysis of Financial       9
              Condition and Results of Operations.

    Item  7.  Financial Statements and Supplementary Data.            12

    Item  8.  Changes in and Disagreements with Accountants on        12
              Accounting and Financial Disclosure.

PART III

    Item  9.  Directors, Executive Officers, Promoters and            13
              Control Persons; Compliance with Section 16(a) of The Exchange Act.

    Item 10.  Executive Compensation.                                 15

    Item 11.  Security Ownership of Certain Beneficial Owners and     20
              Management.

    Item 12.  Certain Relationships and Related Party Transactions.   22

    Item 13.  Exhibits, Financial Statement Schedules, and            24
              Reports on Form 8-K.

SIGNATURES                                                            25

                                 PART I

Item 1. Business
        --------
Incorporation
-------------

    Healthy Planet Products, Inc.(hereinafter referred to as the "Registrant" or the "Company") was originally organized under the laws of the State of California on July 12, 1979 under the name of Carolyn Bean Publishing, Ltd.
On April 12, 1985, the Company effected a domiciliary reincorporation pursuant to which the Company was reincorporated under the laws of the State of Delaware, and the California corporate entity was merged into a new Delaware corporation of the same name. On August 2, 1993, the Company changed its name to Healthy Planet Products, Inc. The Company's executive offices and warehouse facilities are located at 1700 Corporate Circle, Petaluma, California 94954, and its telephone number is (707) 778-2280, fax number (707) 778-0307. The Company's website is located at http://www.healthyplanet.com Principal Industry in Which the Company is Engaged
--------------------------------------------------

    The Company designs, publishes and markets, throughout the United States and Canada, a diversified line of cause related, nature and wildlife greeting cards, note cards, holiday cards, adoption kits, gifts and stationery. In response to environmental considerations, the Company has associated itself through its licensing agreements with various non-profit organizations and has, since inception, paid over $3,500,000 in royalties to these groups to further their efforts on behalf of the environment and its inhabitants.

    All of the Company's paper products are produced on elementally chlorine-free or recycled paper. The Company publishes and markets over 490 everyday, occasional and seasonal cards. The Company's products are predominantly marketed through approximately 130 independent sales representatives to over 5,200 retail sales outlets comprised of card shops, stationery stores, gift, notion and variety shops, drug stores, book stores, department stores and miscellaneous chain and retail sales outlets.

    In May 1999, the Company acquired The Evergreen Group (TM) product lines from KT Holdings, Inc., a privately held company. The primary product is a line of endangered animal adoption kits marketed under the trademarks Friends of the Forest (TM) and Friends of the Ocean (TM). These adoption kits are sold through multiple channels including specialty retail and gift stores, print catalogs, the internet, and directly to consumers via direct mail. A portion of the proceeds of each kit sold is paid as a royalty to a conservation group that assists in the development of the adoption kits.

General Business Developments During Most Recent Fiscal Year
------------------------------------------------------------

     On December 8, 1999, the Company, in an effort to reduce operating expenses, entered into an amendment to its lease, whereby it surrendered approximately 34,181 square feet of its 60,512 square foot facility, resulting in a reduction of rental expense of $234,896 on an annualized basis effective June 1, 2000 (see "Item 2. Properties").

    In the first quarter of 2000, the Company commenced to implement a business decision to phase out and discontinue its Healthy Planet Collectible Line of handcrafted sculptures, figurines and collectibles of domestic and wild animals. This decision was largely made to allow the Company to concentrate its efforts and resources on its traditional card lines, and the recognition by the Company that industry demand for this type of product had decreased dramatically and competition had become more price competitive. Rather than devote resources to extensive product line redevelopment and create a separate independent sales force, management was of the opinion that the overall interests of the Company could best be served through the elimination of the line. The Company anticipates that the Collectible inventory on hand will be written down and disposed of during the year 2001.

    The Company, during the year 2000, commenced to implement a "just in time" inventory philosophy to reduce capital expenditures and reduce inventory levels.

    During the year 2000, the Company has developed new product introductions, i.e. The Extreme Sports Card Line, All Versed Nature's Inspirations Card Line, and address and date book programs, gift bags, memo pads, boxed notes and portfolios for the back to school market. In connection with its new product introductions, the Company eliminated or reduced non-performing, low margin, high cost product categories.

    On January 6, 2000, Mr. Donald L. Beckman joined the Company as its Vice-President of Marketing and was promoted to Executive Vice President and Chief Operating Officer on November 14, 2000. Mr. Beckman brings with him thirty years of experience in the social expression industry, having held various executive positions with American Greetings.

    As an accommodation to the Company and for the purpose of allowing the Company to secure necessary working capital, the Company borrowed the sum of $500,000 from The InterGroup Corporation ("InterGroup"). This loan was evidenced by a promissory note secured by all of the Company's accounts receivables. The loan, bearing interest at the rate of 13.875% per annum, was due on February 28, 2001. As of February 28, 2001, the outstanding principal balance on that note was approximately $135,000. InterGroup has agreed to an extension of that promissory note to April 30, 2001. The Company's Chairman is also the Chairman and a principal shareholder of InterGroup.

    As a result of the depletion of cash reserves, primarily due to recurring losses, the bankruptcy of one of its customers, and the excessive returns since year end, the Company will need to find additional sources of cash to finance operations. The Company is actively pursuing both debt and equity financing that would provide for the Company's financing needs through December 2001. If the Company is unable to obtain such financing, it could impact its ability sustain operations. (See Item 6. Liquidity and Capital Resources.)

Products
--------

Source of Product and Arrangement with Photographers and Others
---------------------------------------------------------------

    Published Product
    -----------------

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

    License Agreements
    ------------------

    The Company has entered into licensing agreements with the National Wildlife Foundation, The Marine Mammal Center, The Zoological Society of San Diego, and the SEVA Foundation, expiring at various dates through August 31, 2002. The agreements call for royalty payments of 3% - 5% of net sales, as defined in the agreements, subject to minimum cumulative royalties of $135,000, over the life of these agreements. All agreements are cancelable with 30 to 60 days notice, as defined in the agreements. Options exist to extend the terms of certain agreements.

Manufacture of Product
----------------------

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

    During the year ended December 31, 2000 the Company made 28.9% and 13.7% of its purchases from two manufacturers or suppliers. Each of these suppliers is unaffiliated with the Company. The Company does not have any short or long term supply agreements or exclusive agreements with these suppliers. The Company believes that the loss of any of these suppliers would not have a material impact upon the Company's business, since it believes that multiple alternate suppliers are available to the Company at competitive prices.

Marketing and Sales
-------------------

    The Company's products are marketed to over 5,200 retail sales outlets which are comprised of card shops, stationery stores, gift and book stores, notions and variety shops, drug stores, department stores, and miscellaneous and multiple retail outlets. With the exception of a national retail chain which accounted for approximately 11.1% of the Company's net sales, for the year ended December 31, 2000, no other single customer of the Company accounted for 10% or more of the Company's net sales.

    In addition to its sales staff, the Company utilizes approximately 130 independent sales representatives who also represent the products of other companies. Independent sales representatives accounted for approximately 52.4% of Company sales for the year ended December 31, 2000 with the balance of Company sales being generated via direct customer contact. Independent sales representatives are paid a fixed sales commission ranging from 5% to 25% of sales. For the year ended December 31, 2000, a total of $264,500 in commissions were paid to the sales representatives. During this period, no single independent sales representative accounted for more than 10% of the Company's sales.

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

Advertising and Sales Promotion
-------------------------------

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

Competition
-----------

    The greeting card, social stationery and gift industry is highly competitive. The Company only marginally competes with major traditional card companies, such as Hallmark Cards, Inc., American Greetings Corporation and Recycled Paper Products. The major greeting card companies have greater financial resources, market penetration and experience than the Company. The Company primarily competes with the smaller alternative card companies, several of whom have sales and resources greater than those of the Company; i.e., Paramount and Sunrise Publications (now part of Hallmark), among others.

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

Employees
---------

    The Company currently has 29 employees, including its three executive officers. Of the 29 employees, 18 are in administrative, managerial, and sales positions, and 11 are warehouse persons. In peak seasons, the Company may employ up to 12 temporary employees for its warehouse operation. None of the Company's employees are represented by a labor union, and the Company considers its relationship with its employees to be good.

Trademarks and Copyrights
-------------------------

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


Item 2.  Properties
         ----------

    The Company's offices and business facilities are located in a building located in Petaluma, California.

On December 8, 1999, the Company entered into a lease agreement with RNM Lakeville LP, the landlord of its existing facility, pursuant to which the Company surrendered approximately 34,181 square feet of its approximate 60,512 square feet of leased facility. The surrender of a portion of its leased premises was in furtherance of the Company's desire to reduce its monthly general operating expenses. The new lease now relates to 26,331 square feet located at 1700 Corporate Circle, Petaluma, California. The lease term extends through April 14, 2002 and provides for a monthly base rent of $15,833 effective beginning June 1, 2000. In addition to the base rent, the Company is to pay, as additional rent, its share of operating expenses and real property taxes. The Company believes that its present facilities are now adequate and suitable for its present and anticipated future needs.

Item 3.  Legal Proceedings
         -----------------

    In December, 1999, the Company notified the Sierra Club that it would not be continuing its license agreement with the Sierra Club beyond 1999. Following this notification and certain preliminary litigation between the parties, the Sierra Club commenced an arbitration against the Company before the American Arbitration Association in San Francisco, California. The arbitration seeks damages of approximately $412,000, arising out of the alleged breach of contract by the Company, as well as declaration that the Sierra Club is entitled to future payments under the contract. The Company has interposed its answer to the arbitration claim, in which it denied the allegations of the claim and set forth certain affirmative defenses. The Company further set forth certain counterclaims against the Sierra Club arising out of breaches by the Sierra Club of the same agreement. The arbitration is still in its very early stages with no hearing date having been set. The Company believes that it has good and meritorious defenses to the claim.

Other than as set forth in the preceding paragraph, the Company is not a party to any material pending legal proceedings, other than ordinary routine litigation incidental to the business.


Item 4.  Submission of Matters to a Vote of Security Holders.
         ----------------------------------------------------

    Annual Meeting of the Shareholders of the Company was held on November 14, 2000, at the Company's headquarters located 1700 Corporate Circle, Petaluma California 94954. At that Meeting, Daniel R. Coleman and Michael G. Zybala were elected Class 2 Directors of the Company to serve until the 2003 Annual Meeting, with each nominee receiving in excess of 95.5% of the shares voted. William J. Nance, Bruce A. Wilson and John V. Winfield also continue as Directors of the Company. A tabulation of the vote follows:

Proposal (1) - Class 2 Directors:     Votes For     Against     Withheld
                                      ---------     -------     --------
   Daniel R. Coleman                  2,123,746           -      99,891
   Michael G. Zybala                  2,123,746           -      99,891




                                 PART II

Item 5.  Market for and Dividends on the Registrant's
         Common Equity and Related Stockholder Matters
         ---------------------------------------------

A.  Principal Market
    ----------------

    The American Stock Exchange ("AMEX") is the principal market for the Company's Common Stock, where its shares are traded under the symbol "HPP."

B.  Market Information
    ------------------

    The following are the high and low closing sale prices for the Company's Common Stock for the periods indicated as reported by AMEX:

                Year 2000        High          Low
                ---------      --------      --------
               1st Quarter      $1.500        $0.625
               2nd Quarter      $1.250        $0.500
               3rd Quarter      $0.813        $0.375
               4th Quarter      $0.875        $0.313

                Year 1999        High          Low
                ---------      --------      --------
               1st Quarter      $1.125        $0.563
               2nd Quarter      $1.000        $0.563
               3rd Quarter      $0.688        $0.500
               4th Quarter      $0.625        $0.375



C.  Dividends
    ---------

    The Company has never paid a dividend, whether cash or property, on its shares of Common Stock and has no present expectation of doing so in the foreseeable future.

D.  Approximate Number of Equity Security Holders
    ---------------------------------------------

    The approximate number of record holders of the Company's Common Stock as of March 20, 2001 was 96. Such number of record owners was determined from the Company's shareholder records, and does not include beneficial owners of the Company's Common Stock whose shares are held in the names of various security holders, dealers and clearing agencies. The Company believes that the number of beneficial owners of its Common Stock held by others in nominee names exceeds 1,000 in number.



Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations

Special Note Regarding Forward-Looking Statements
-------------------------------------------------

    Certain statements in this Form 10-KSB, including information set forth under Item 6 "Management's Discussion and Analysis of Financial Condition and Results of Operations" constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Act"). The Company desires to avail itself of certain "safe harbor" provisions of the Act and is therefore including this special note to enable the Company to do so. Forward-looking statements included in this Form 10-KSB or hereafter included in other publicly available documents filed with the Securities and Exchange Commission, reports to the Company's stockholders and other publicly available statements issued or released by the Company involve known and unknown risks, uncertainties, and other factors which could cause the Company's actual results, performance (financial or operating) or achievements to differ from the future results, performance (financial or operating) achievements expressed or implied by such forward looking statements. Such future results are based upon Management's best estimates based upon current conditions and the most recent results of operations. These include Management's forecasts for sales, purchasing plans and programs of certain large chain buyers relating to holiday product, net operating losses in each of the four most recent fiscal years, general economic conditions for the Company's product lines, competition generally and specifically relating to greeting cards having environmental, nature or wildlife themes, the ability of the Company to sustain consumer demand for the Company's principal card lines, the absence of long term supply contracts which could make production costs unpredictable, and the ability to obtain additional operating capital. In addition, the ability of the Company to enhance and expand its product mix and to successfully introduce new products, which will meet with consumer acceptance may also affect future results.


Results of Operations
---------------------

2000 Compared to 1999
---------------------

    Gross sales for the year ended December 31, 2000 were $4,775,100, which reflected an increase of $924,600 or 24.0% versus last year's level of $3,850,500. Full year sales of the adoption kit line amounted to $998,600 versus the previous year's level of $430,700, an increase of $567,900 or 131.9%. Sales of the paper product lines increased 21.9% from $2,949,300 to $3,594,300. The collectible line sales decreased 61.3% from $470,500 to $182,200. Included in the 2000 year end results is a provision for future returns and allowances of approximately $340,200 compared to the prior year's provision of $160,900. This provision recognizes and provides for the return of unsold product from customers who have qualified for a return privilege. The Company experienced increased returns subsequent to year end due to its agreement with certain customers allowing for unlimited returns of certain merchandise. Subsequent to December 31, 2000, the Company changed its standard policies, eliminating return privileges.

    The changes to the product mix are a direct result of strategic business decisions to enhance and enrich the Company's traditional paper and stationery product lines and reposition less profitable product lines. In conjunction with these strategies, the Company released two greeting card lines, an Extreme Sports line in March and a versed line, Nature's Inspirations, in June along with several product line extensions.

    For the year ended December 31, 2000, gross profit amounted to $2,177,700 or 49.1% of net sales. For the comparable prior year period, gross profit amounted to $1,077,400 or 29.2% of net sales. Included in the prior year's cost of sales was a $300,000 write-off of collectible product molds. Factoring in the write off, gross profit would have been 37.3% of net sales the previous year. Increased sales of higher margined products, a reduction of royalties and a reduction in overhead cost contributed to the improvement at gross margin.

    Selling, shipping and marketing expenses amounted to $1,762,700 or 39.8% of net sales versus $2,062,700 or 55.9% of net sales for the comparable prior year period. The improvement in selling, shipping and marketing expenses as a percentage of sales was in part due to the much higher productivity of the Company's core in-house sales representatives, the conversion of certain lower producing in-house sales representatives to independent commissioned representatives and the replacement of unprofitable in-house sales representatives with outside sales agencies. Also contributing to the improvement were decreases in warehousing and order fulfillment costs as a result of the reductions in rental, utility and operations expenses due to the elimination of the Company's Southern California facility, the downsizing of the Petaluma facility from 60,600 square feet to 26,500 square feet and a reduction in warehouse staffing. This was partially offset by increased expenses relating to the hiring of marketing and product development staff in the current year. The addition of the marketing and product development staff has allowed the company to reposition, strengthen and broaden its product lines and distribution channels.

    General and administrative expenses amounted to $1,442,000 reflecting a decrease of $222,400 or 13.3% versus the prior year period of $1,664,400. This decrease was a result of a reduction in administrative staffing offset by increases in professional fees and consulting fees relating to the new computer system. Bad debt expenses amounted to $314,700 for the year compared to the prior year's level of $78,200. A $330,000 receivable to Natural Wonders was written off in 2000. Natural Wonders filed for Chapter 11 bankruptcy protection on December 17, 2000. In addition, several other customers, primarily dot.com companies, closed their operations or reorganized.

    The Company reported an operating loss of $1,341,700 for the year ended December 31, 2000, an improvement of $1,386,200 compared to the prior period's operating loss of $2,727,900. Interest income net of interest expense and other income of $1,400 reduced the operating loss before income taxes to $1,340,300. The provision for income taxes increased $450,700 as a result of an increase in the valuation allowance against deferred income taxes, due to the current year loss before income taxes and the uncertainty regarding the Company's ability to utilize the benefit of the deferred income tax asset in future years. Net loss for the year amounted to $1,791,800 or $.47 per share as compared to $2,741,700 or $.76 per share in the prior year.

Liquidity and Capital Resources
-------------------------------

    Total assets at December 31, 2000 amounted to $2,384,300, which reflected a decrease versus the prior year level of $3,688,000 by $1,303,700 or 35.4%. An increase in receivables and fixed assets were offset by decreases in cash, inventories, prepaid expenses, deferred taxes and other assets. Total current liabilities amounted to $1,472,000 as of December 31, 2000 which reflected an increase of $423,800 versus the prior year level of $1,048,200. The increase was a result of increases in trade payable, royalty payable, notes payable and commissions offset by decreases in accrued wages and liabilities.

    At December 31, 2000, the Company's working capital was $138,400. This compared to the 1999 working capital of $1,433,300 for a year to year decline of $1,294,900. The year to year decline was due to lower cash and marketable securities combined with higher notes and trade payables.

    The primary source of the Company's liquidity during the past several years has been sales of the Company's securities. A rights offering made to the Company's stockholders in 1999, in which the Company issued an aggregate of 1,582,216 shares of Common Stock (including 970,200 shares to the Chairman and certain of his affiliates), resulted in the receipt by the Company of an aggregate of approximately $1,649,230 in gross proceeds. On October 13, 2000, the Company borrowed the sum of $500,000 from InterGroup. This loan was evidenced by a promissory note secured by all of the Company's accounts receivables. The loan, bearing interest at the rate of 13.875% per annum, was due on February 28, 2001. This loan was subsequently extended to April 30, 2001. The Company's Chairman is also the Chairman and a principal shareholder of InterGroup.

    Net cash used by operating activities during 2000 amounted to $971,100. Net loss of $1,791,800 and changes in non cash items of $950,700 were offset by $130,000 in changes in net receivables, inventory and other assets and liabilities. Cash used by investing activities amounted to $333,200 consisting of $78,507 used in the construction of leasehold improvements as part of the warehouse downsizing, $141,193 to purchase computer software and color separations and $113,500 to purchase publishing rights. Cash provided by financing activities consisted of $93,500 as net cash proceeds of capital leases and $135,500 net cash proceeds of a loan from InterGroup.

    The Company has experienced recurring losses from operations. Due to the depletion of cash reserves, combined with unexpected bad debts and increased returns subsequent to year end, the Company may not be able to finance purchases. This creates an uncertainty about the Company's ability to continue as a going concern. Management of the Company has developed plans that it believes will improve cash flow from operations for 2001: (i) the reduction in rent expense that commenced in June 2000; (ii) the decrease in minimum royalties that will be paid during 2001; (iii) the reduction or elimination of product lines that generate insufficient profit margins; (iv) revenues expected to be generated from the introduction during the year of extensions of existing product lines and new product lines, such as "versed" greeting cards and stationery sets; and (v) shifting to less expensive off-shore suppliers for certain product lines, such as holiday cards. The ability of the Company to continue as a going concern is dependent on the success of management's plans and the Company's ability to attract financing.

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


Item 7.  Financial Statements and Supplementary Data
         -------------------------------------------

         See Index to Financial Statements attached hereto.


Item 8. Changes in and Disagreements with Accountants on Accounting And Financial Disclosure
         -----------------------------------------------------------

         Not Applicable.

                                PART III


Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act
         -------------------------------------------------------------

    The following table sets forth certain information with respect to the Directors and Executive Officers of the Company as of December 31, 2000:

                         Position with
   Name                   the Company             Age        Term to Expire(4)
------------------     -------------------        ---      -------------------
Class 1 Directors:

William J. Nance       Treasurer, Director        56       2001 Annual Meeting
(1)(2)(3)

Bruce A. Wilson(1)     Director                   49       2001 Annual Meeting

Class 2 Directors:

Michael G. Zybala(3)   Secretary, Director        48       2003 Annual Meeting

Daniel R. Coleman(3)   Director                   43       2003 Annual Meeting

Class 3 Directors:

John V. Winfield(1)(2) Chairman of the Board      54       2002 Annual Meeting

Other Executive
Officers:

Gregory C. McPherson   Interim President          42         N/A

Donald L. Beckman      Executive Vice President;  56         N/A
                       Chief Operating Officer

M. Scott Foster        Vice President Sales       49         N/A

Antonio H. Santiago    Vice President Finance;    44         N/A
                       Assistant Secretary

---------------------------------------
(1) Member of the Executive Committee
(2) Member of the Compensation Committee
(3) Member of the Audit Committee
(4) The Company's Certificate of Incorporation provides for a staggered Board of Directors, with Directors elected to three-year terms. All Officers serve at the discretion of the Board of Directors.

Business Experience:

The principal occupation and business experience during the last five years for each of the Directors and Executive Officers of the Company are as follows:

John V. Winfield -- Was elected as Chairman of the Board on August 5, 1998. Mr. Winfield was first elected a Class 2 Director in September, 1997 in connection with a private transaction in which he and The InterGroup Corporation ("InterGroup"), a company with which he is affiliated, purchased an aggregate of 300,000 shares of the Company's Common Stock and 300,000 Common Stock Purchase Warrants for an aggregate of $975,000. In connection with this transaction, the Company has agreed to use its best efforts to cause Mr. Winfield to be elected as a Director through the year 2000. Mr. Winfield is the Chairman of the Board, President and Chief Executive Officer of InterGroup, having first been appointed as such in 1987. InterGroup is a public company traded on The Nasdaq Stock Market, Inc. Mr. Winfield also presently serves as Chairman and Chief Executive Officer of Santa Fe Financial Corporation ("Santa Fe") Portsmouth Square, Inc. ("Portsmouth"), and Chairman of Etz Lavud Ltd., all public companies.

Daniel R. Coleman -- Mr. Coleman was first elected as a Director of the Company in August, 1996. In May, 2000 he joined Go2Net, Inc. as Vice President of Investor Relations. For the previous five years he was a member of Brookhaven Capital LLC, which managed three limited partnerships that invest in United States equity securities. He also serves as President of Clyde Hill Research, a consulting firm to investment managers.

William J. Nance - Mr. Nance was elected as a Class 1 Director in August, 1998. Mr. Nance is a Certified Public Accountant and private consultant to the real estate and banking industries. For the past five years he has served as President of Century Plaza Printers, Inc. Mr. Nance is also the Treasurer and a Director of InterGroup and a Director of Santa Fe and Portsmouth, each of which is a public company.

Bruce A. Wilson -- Mr. Wilson joined the Company in 1987, and served in various capacities including President and Chief Executive and Chief Financial Officer within the company from 1988 through 1999. Mr. Wilson has served continuously as a Director since January, 1988. Mr. Wilson has, since his resignation as an officer and employee of the Company on December 31, 1999, been acting as an independent business consultant.

Michael G. Zybala -- Mr. Zybala was elected as a Class 2 Director in June 1998. He also serves as the Company's Secretary. Since 1993, Mr. Zybala has been General Counsel for Santa Fe, Portsmouth Square, Inc. He has also served as Vice President and Secretary of those entities since February 1998, and Treasurer thereof as of May, 2000. Mr. Zybala also serves as Vice President Operations and Assistant Secretary of InterGroup, having been appointed to those positions in January 1999. Santa Fe, Portsmouth and InterGroup are all public companies.

Gregory C. McPherson -- Mr. McPherson was appointed as Interim President of the Company effective March 23, 2000. Mr. McPherson is Executive Vice President of InterGroup, where he has been employed since 1993. Prior to joining InterGroup, Mr. McPherson was a private financial and strategic advisor, served as Vice President in the Investment Banking and Corporate Finance Department of Kemper Securities Group, Inc., was with Prudential Bache Capital Funding in their Mergers and Acquisitions and Financial Restructuring Group and was a manager at the public accounting firm of PricewaterhouseCoopers LLP. Mr. McPherson received an M.B.A. from the Harvard Business School and is a Certified Public Accountant.

Donald L. Beckman -- Mr. Beckman joined the Company in January, 2000 as its Vice President of Marketing. On November 14, 2000, he was appointed Executive Vice President and Chief Operating Officer of the Company. Mr. Beckman was formerly employed as Vice President of Marketing for Plusmark, a subsidiary of American Greetings Company, for the past 10 years.

M. Scott Foster -- Mr. Foster joined the Company in 1993 and serves as Vice President of Sales. Mr. Foster was formerly employed by Russ Berrie and Company from June, 1980 to April, 1993, where he served in various positions in sales management, the most recent of which was Regional Vice President of Sales, in which capacity Mr. Foster served from January, 1990 through April, 1993.

Antonio H. Santiago -- Mr. Santiago joined the Company in 1988 and has served in various financial capacities since that date. He was appointed as the Company's Vice President of Finance in August, 2000. Mr. Santiago also serves as Assistant Secretary of the Company.


Family Relationships: There are no family relationships among directors, Executive Officers, or persons nominated or chosen by the Company to become Directors or Executive officers.

Involvement in Certain Legal Proceedings: No director or executive officer, or person nominated or chosen to become a Director or Executive Officer, was involved in any legal proceeding requiring disclosure.



Compliance with Section 16(a) of the Securities Exchange Act of 1934

Section 16(a) of the Securities Exchange Act of 1934 requires the Company's officers and directors, and each beneficial owner of more than ten percent of the Common Stock of the Company, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors and greater than ten-percent shareholders are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file.

Based solely on its review of the copies of such forms received by it, or written representations from certain reporting persons that no Forms 5 were required for those persons, the Company believes that during fiscal 2000 all filing requirements applicable to its officers, directors, and greater than ten-percent beneficial owners were complied with.



Item 10.  Executive Compensation.
          ----------------------

Summary Compensation
--------------------

    The following provides certain information concerning all Plan and Non-Plan (as defined in Item 402 (a)(ii) of Regulation S-B) compensation awarded to, earned by, paid or accrued by the Company during the years ended December 31, 2000, 1999 and 1998, to the Chief Executive Officer and each of the named Executive Officers of the Company. There are currently no employment contracts with the Executive Officers.

                                     SUMMARY COMPENSATION TABLE

                                                                        Long Term Compensation
                                  Annual Compensation                          Awards
                           ------------------------------------     -----------------------------
                                                                                No. of Securities
                                                                    Restricted     Underlying
Name and Principal                                    Other Annual     Stock      Options/SARs
Position                    Year    Salary    Bonus       Comp.       Award(s)      Granted
-----------------------     ----   -------   -------   -----------    ---------- ----------------
Gregory C. McPherson(1)     2000   $      -   $     -   $60,000(2)    $     -             -
Interim President and
Chief Executive Officer

Donald L. Beckman(3)        2000   $ 92,508   $     -   $     -       $     -             -
Executive Vice President
Chief Operating Officer

Bruce A. Wilson(4)          2000   $      -   $     -   $45,000(5)    $     -             -
President, Chief Executive  1999   $150,000   $     -   $16,566(5)    $ 1,500(6)          -
Chief Operating and         1998   $150,000   $     -   $17,676(5)    $ 2,750(6)          -
Chief Financial Officer

Ricky Williams(7)           2000   $ 68,376   $     -   $ 6,269(8)    $     -             -
Vice President of           1999   $ 90,000   $     -   $ 9,805(8)    $     -             -
Operations                  1998   $ 90,000   $     -   $ 9,738(8)    $     -             -

M. Scott Foster             2000   $100,000   $84,206   $24,825(9)    $     -             -
Vice President of Sales     1999   $100,000   $15,626   $24,825(9)    $     -             -
                            1998   $100,000   $     -   $24,825(9)    $     -             -

Richard M. Widney (10)      2000   $ 85,877   $ 8,877   $     -       $     -             -
Vice President and
General Manager
-----------------------

(1) Mr. McPherson was appointed Interim President of the Company effective March 23, 2000.

(2) Amounts shown reflect consulting fees.

(3) Mr. Beckman joined the Company on January 6, 2000. On November 14, 2000, he was named Executive Vice President and Chief Operating Officer of the Company.

(4) Mr. Wilson served in such capacity through his resignation effective December 31, 1999.

(5) Includes: (i) for 2000, severance compensation of $45,000; (ii) for
    1999, an automobile allowance of $12,000, the payment of premiums on a term life and disability insurance policy of $4,566 and the payment of taxes on 4,000 shares of restricted Common Stock which vested on December 31, 1999 of $1,500; (ii) for 1998, an automobile allowance of $12,000, the payment of premiums on a term life insurance policy of $4,026 and the payment of taxes on 4,000 shares of restricted Common Stock which vested on December 31, 1998 of $1,650.

(6) In April, 1991, Mr. Wilson was granted 60,000 restricted shares vesting at the rate of 4,000 shares per year on December 31 of each year, over a 15-year period subject to certain accelerations. As of December 31, 1999, an aggregate of 36,000 shares had vested. The remaining 24,000 restricted shares became forfeited effective upon Mr. Wilson's resignation. Amounts reported under this column represent the fair market value, without giving effect to the diminution in value attributable to the restriction of such stock, of 4,000 shares of the Company's Common Stock, which have vested each year, as valued on December 31 of each year. See "Other Annual Compensation", with respect to the cash payment for taxes attributable to these shares.

(7)	Mr. Williams resigned his position as Vice President Operations effective
    August 10, 2000.

(8) Includes: (i) for 1999, an automobile allowance of $5,250 and the payment of premiums on a term life insurance policy of $919; (ii) for 1999, an automobile allowance of $9,000 and the payment of premiums on a term life insurance policy of $805; and (iii) for 1998, an automobile allowance of $9,000 and the payment of premiums on a term life insurance policy of $738.

(9) Mr. Foster has served as Vice President of Sales since 1993. Other Annual Compensation includes an annual expense allowance of $24,000 and the payment of annual premiums on a life insurance policy of $825 for each of the years 2000, 1999 and 1998.

(10) Mr. Widney was appointed Vice President and General Manager of the Company on January 14, 2000. Effective August 1, 2000, Mr. Widney resigned those positions to concentrate on the operations of the Company's Evergreen division. Effective December 31, 2000, Mr. Widney's employment with the Company terminated.


                          STOCK OPTIONS/SAR GRANTS

     No stock option grants or Stock Appreciation Rights ("SARs") were made during the year ended December 31, 2000 to any of the named Executive Officers of the Company.


            AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR
                   AND FISCAL YEAR END OPTION/SAR VALUES

    No stock options (or tandem SARs) and freestanding SAR's were exercised during the fiscal year ended December 31, 2000 and all such options/SARs expired on December 31, 2000, without being exercised.

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

    The 1999 Incentive Plan provides several types of awards: stock options, stock appreciation rights (including limited stock appreciation rights), restricted stock, restricted stock units, bonus stock and awards in lieu of obligations, dividend equivalents, annual incentive and performance awards, and other stock-based awards. During the year ended December 31, 2000, the only awards granted under the Plan were stock options. For a more detailed description of the Plan, see the Company's proxy statement dated June 8, 1999 relating to the Company's 1999 Annual Meeting of Shareholders.

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

    No award or other right or interest granted under the 1999 Incentive Plan shall be pledged, hypothecated or otherwise encumbered or subject to any lien, obligation or liability of the holder thereof to any party (other than the Company or a subsidiary), or assigned or transferred by such holder otherwise than by will or the laws of descent and distribution or to a beneficiary upon the death of a holder, and such awards or rights that may be exercisable shall be exercised during the lifetime of the holder only by the holder or his or her guardian or legal representative, except that awards and other rights (other than ISOs and SARs in tandem therewith) may be transferred to one or more beneficiaries or other transferees during the lifetime of the holder, and may be exercised by such transferees, in accordance with the terms of such award, but only if and to the extent such transfers are permitted by the Committee pursuant to the express terms of an award agreement (subject to any terms and conditions which the Committee may impose thereon). A beneficiary, transferee, or other person claiming any rights under the 1999 Incentive Plan from or through any holder shall be subject to all terms and conditions of the 1999 Incentive Plan and any award agreement applicable to such holder, except as otherwise determined by the Committee, and to any additional terms and conditions deemed necessary or appropriate by the Committee.

     Automatic Option Grants to Non-Employee Directors. The 1999 Incentive Plan provides for the automatic grant of options to non-employee directors on the last trading day of July of each year. The Plan provides that each non-employee director will automatically be granted an option to purchase 5,000 shares of the Company's Common Stock each year. The exercise price for options granted shall be 100% of the fair market value of the Common Stock on the date of grant. The term of each option is ten (10) years from the date of grant, or three months following the date that a participant ceases to serve as a director, and each option vests in three annual increments commencing one
year after the date of grant.   Pursuant to this automatic grant provision,
options for an aggregate of 25,000 shares were granted on July 31, 2000 to a total of five directors, each at an exercise price of $.50 per share.


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

Compensation of Directors
-------------------------

    Directors who are employees of the Company do not receive compensation for serving as a Director. Each non-employee Director receives an annual Director's fee of $6,000. In addition, each non-employee Director is eligible to receive an automatic grant of options to purchase 5,000 shares of the Company' Common Stock on the last trading day of July of each year pursuant to the Company's 1999 Incentive Compensation plan, which is discussed above.
All options to be issued to non-employee Directors will be exercisable at 100% of the fair market value for the Company's Common Stock on the date of grant.

Except for the foregoing, there are no other arrangements for compensation of Directors and there are no employment contracts between the Company and its Directors.


Employment Contracts and Termination of Employment,
and Change in Control Arrangements
--------------------------------------------------

    As of December 31, 2000, there were no employment contracts between the Company and any named Executive Officer and no termination of employment or change in control arrangements, except as discussed below.

    Donald L. Beckman is employed by the Company as its Executive Vice President and Chief Operating Officer on an at will basis. Should the Company terminate his employment prior to December 15, 2001, Mr. Beckman is entitled to receive from the Company $15,000 in severance pay.

    Effective December 31, 1999, the Employment Agreement between Mr. Bruce A. Wilson and the Company expired according to its terms. Mr. Wilson had been employed as the Company's President, Chief Executive, Chief Operating and Chief Financial Officer. At the expiration of the term of his employment agreement, and after 12 years of service with the Company, Mr. Wilson withdrew from active day-to-day operations of the Company, though he continues to serve as a member of the Company's Board of Directors. Upon the expiration of his Employment Agreement, Mr. Wilson was granted a severance package consisting of $30,000 in severance compensation paid in six monthly installments, a $15,000 payment for reasonable executive search fees, and the continuation of existing health and life insurance through June 30, 2000.

    Effective August 10, 2000, the Company's Employment Agreement with Ricky Williams, Vice President of Operations, terminated. All vested options granted to Mr. Williams pursuant to his Employment Agreement expired on December 31, 2000 without being exercised.

Item 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth certain information as of March 20, 2001 with respect to the ownership of Common Stock by (i) the persons (including any "group" as that term is used in Section 13(d)(3) of the Securities Exchange Act of 1934, as amended (the "Exchange Act")), known by the Company to be the beneficial owner of more than five percent of any class of the Company's voting securities, (ii) each Director and each executive officer of the Company, and (iii) all Directors and executive Officers as a group. Except to the extent indicated in the footnotes to the following table, each of the individuals listed below possesses sole voting power with respect to the shares listed opposite such individual's name.


                                                Amount and Nature of
                                                Beneficial Ownership
                                                   And Percentage
                                           -------------------------------
         Name and Address of                  Number of
          Beneficial Owner                    Shares(1)         Percentage(2)
----------------------------------         ---------------      ----------

John V. Winfield                              2,205,145(3)        48.6%
820 Moraga Drive
Los Angeles, CA 90049

The InterGroup Corporation                    1,335,073(4)        31.7%
820 Moraga Drive
Los Angeles, CA 90049

Phyllis Jesselson                               273,107(5)         7.1%
450 Park Avenue
New York, NY 10022

Linda Jesselson                                 273,106(5)         7.1%
450 Park Avenue
New York, NY 10022

Grace & White, Inc.                             238,700(6)         6.2%
515 Madison Avenue
New York, NY 10022

Paul Bluhdorn                                   181,256(7)         4.7%
P.O. Box 7854
Burbank, CA 91510

Yvette Bluhdorn                                  71,738(8)         1.9%
P.O. Box 7854
Burbank, CA 91510

Mark S. Siegel                                   70,062(9)         1.8%
P.O. Box 7854
Burbank, CA 91510

Bruce A. Wilson                                  33,900(10)         *
1700 Corporate Circle
Petaluma, CA 94954

Daniel R. Coleman                                30,000(11)         *
8425 N.E. 20th
Bellevue, WA 98004

Michael G. Zybala                                20,000(12)         *
820 Moraga Drive
Los Angeles, CA 90049

William J. Nance                                 20,000(13)         *
ABC Entertainment Center
2040 Avenue of the Stars
Los Angeles, CA 90067

Gregory C. McPherson                                  -             -
820 Moraga Drive
Los Angeles, CA 90049

Donald L. Beckman                                     -             -
1700 Corporate Circle
Petaluma, CA 94954

M. Scott Foster                                       -             -
1700 Corporate Circle
Petaluma, CA 94954

Antonio H. Santiago                                   -             -
1700 Corporate Circle
Petaluma, CA 94954

All Directors and Executive Officers
   as a Group                                 2,309,045(14)       49.7%
-------------------------------------
* Less than one percent (1%)

(1) Unless otherwise indicated, and subject to applicable community property laws, each person has sole voting and investment power with respect to the shares beneficially owned.

(2) Percentages are calculated based on 3,840,584 shares of Common Stock outstanding as of March 20, 2001 and 31,335 shares of Series D Convertible Voting Preferred Stock, which vote together as single class, plus for each person or group, any securities that person or group has the right to acquire within 60 days pursuant to options, warrants, conversion privileges or other rights.

(3) Based upon information contained in a Form 4 for December 1999 (the "Winfield Form 4"), on behalf of Mr. Winfield, The InterGroup Corporation ("InterGroup") and Santa Fe Financial Corporation ("Santa Fe"), and corporate records of the Company. Includes (i) 540,100 shares of Common Stock and warrants to purchase 304,972 shares of Common Stock owned by Mr. Winfield; (ii) 871,800 shares of Common Stock and warrants to purchase 363,224 shares of Common Stock owned by InterGroup and as to which Mr. Winfield has shared voting and dispositive power; (iii) 89,100 shares of Common Stock and warrants to purchase 10,949 shares of Common Stock owned by Santa Fe and as to which Mr. Winfield has shared voting and dispositive power; and (iv) options to purchase 25,000 shares of Common Stock granted to Mr. Winfield pursuant to the Company's Non-Employee Director Plan. As of December 28, 2000, Mr. Winfield owned 52.4% of InterGroup, per a Schedule 14A dated January 3, 2001. As of December 28, 2000, InterGroup controlled 54.3% of the voting shares of Santa Fe. Mr. Winfield is the Chairman and CEO of both Santa Fe and InterGroup.

(4) Based upon information contained in the Winfield Form 4 and corporate records of the Company, amount includes (i) 871,800 shares of Common Stock and 363,224 warrants owned by The InterGroup Corporation and (ii) 89,100 shares of Common Stock and 10,949 warrants owned by Santa Fe Financial Corporation.

(5) Based upon information contained in an amendment to a Schedule 13G dated December 22, 1999 filed by Linda Jesselson, Phyllis Jesselson and certain other persons, all of whom disclaim that they are acting as a group. The number of shares set forth above does not include an additional 2,500 shares owned by the other reporting persons in such Schedule 13G.

(6) Based upon information contained in an amendment to a Schedule 13G dated February 9, 1999, filed on behalf of Grace & White Inc. ("Grace"). According to the amended Schedule 13G, Grace is a registered investment advisor with voting power and sole dispositive power over 12,900 and 238,700 shares, respectively.

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

(8) Based on information contained in the Bluhdorn 13D and corporate records of the Company. Does not include shares of Common Stock owned by Mr. Bluhdorn and Mr. Siegel as to which shares of Common Stock Ms. Bluhdorn disclaims beneficial ownership.

(9) Based on information contained in the Bluhdorn 13D and corporate records of the Company.

(10) Includes 5,000 vested and presently exercisable options.

(11) Includes 30,000 vested and presently exercisable options.

(12) Includes 20,000 vested and presently exercisable options.

(13) Includes 20,000 vested and presently exercisable options.

(14)	Includes an aggregate of 779,145 shares subject to warrants and presently exercisable options.




Item 12.  Certain Relationships and Related Transactions
          ----------------------------------------------

     Mr. Gregory C. McPherson serves as the Company's Interim President, his principal employment is Executive Vice President of InterGroup, an affiliate of the Company. Mr. John V. Winfield, Chairman of the Board and a principal shareholder of the Company, is also Chairman of the Board and a principal shareholder of InterGroup.

    On October 12, 2000, the Company borrowed the sum of $500,000 from InterGroup. This loan was evidenced by a secured promissory note and a security agreement granting a security interest in all Registrant's accounts receivable and proceeds thereof. The loan bears interest at the rate of

13.875% per annum and is due on February 28, 2001, or sooner from the proceeds from the collection of Registrant's accounts receivable. Prior to obtaining this loan from InterGroup, Registrant unsuccessfully sought secured or unsecured lending from bank or institutional lenders and to otherwise factor or finance its accounts receivable. In the absence of an alternative lender, Registrant proposed the lending transaction to InterGroup. As of February 28, 2001, the outstanding principal balance on the note was approximately $135,500. InterGroup has agreed to an extension of the secured promissory note to April 30, 2001 on the same terms and conditions.


    On September 29, 1997, the Company completed a transaction with John Winfield and InterGroup, an affiliate of Mr. Winfield. Pursuant to the transaction, the Company sold 150,000 shares of its Common Stock to Mr. Winfield for an aggregate of $487,500 and sold 150,000 shares of its Common Stock to InterGroup for an aggregate of $487,500. As part of the transaction, Mr. Winfield and InterGroup were each issued warrants to purchase 150,000 shares each of the Company's Common Stock, of which one-third of such warrants are exercisable at $4.00 per share, one-third at $4.25 per share, and one-third at $4.50 per share, subject to adjustment under certain circumstances. The warrants are exercisable commencing September 29, 1997 and may be exercised through September 29, 2002. Mr. Winfield and InterGroup were each accorded certain demand and piggyback registration rights. In connection with the transaction, Mr. Winfield was elected a Class 3 Director and the Company agreed to use its best efforts to cause Mr. Winfield to be elected as a Director through September 29, 2000. Since August 5, 1998, Mr. Winfield has served as the Chairman of the Board of Directors of the Company.

    On March 16, 1999, the Company completed a rights offering which commenced on February 22, 1999. Mr. Winfield, InterGroup and Santa Fe (a subsidiary of InterGroup) agreed to exercise all of their respective basic rights in the rights offering. In exchange for this commitment, the Company issued to Mr. Winfield, InterGroup and Santa Fe additional warrants to purchase an aggregate of 250,000 shares of Common Stock at an exercise price of $1.1875 per share, distributed pro rata according to their ownership percentage before the rights offering, as follows: 90,399 to Mr. Winfield, 148,652 to InterGroup and 10,949 to Santa Fe. The warrants are exercisable commencing February 22, 1999 and may be exercised through February 22, 2004. Mr. Winfield, InterGroup and Santa Fe were each accorded certain demand and piggyback registration rights. The Company did not offer warrants to any other stockholders in connection with the rights offering.

    Effective December 31, 1999, the Employment Agreement between Mr. Bruce A. Wilson and the Company expired according to its terms and Mr. Wilson resigned as an employee of the Company. As a result of his resignation, 24,000 of the 60,000 restricted shares granted to Mr. Wilson became forfeited and were returned to the Company (See "Executive Compensation"). Mr. Wilson was employed as the Company's President, Chief Executive, Chief Operating and Chief Financial Officer. Upon the expiration of his Employment Agreement, Mr. Wilson was granted a severance package consisting of $30,000 in severance compensation paid in six monthly installments, a $15,000 payment for reasonable executive search fees, and the continuation of existing health and life insurance through June 30, 2000.

Item 13.  Exhibits and Reports on Form 8-K.
          --------------------------------

(a) 1.  Financial Statements

        See Index to Financial Statements attached hereto.

    2.  Financial Statement Schedules

        See Index to Financial Statements attached hereto.

    3.  Exhibits:

 Incorporated by reference to the Exhibit Index at the end of this Report.

(b) Reports on Form 8-K

      During the last quarter of the period covered by this Report, the following report on Form 8-K was filed by the Registrant:

Date of Report               Item Reported             Description
--------------               -------------             -----------

October 13, 2000             Item 5. Other Events      Secured Loan from The
                                                       InterGroup Corporation

[BALANCE OF PAGE INTENTIONALLY LEFT BLANK]

                               SIGNATURES
     In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    HEALTHY PLANET PRODUCTS, INC.
                              By:   /s/ Antonio H. Santiago
                                    -----------------------
                                    Antonio H.  Santiago
                                    Vice President Finance
                                    (Principal Financial and
                                     Accounting officer)

                              By:   /s/ Donald L. Beckman
                                    ---------------------
                                    Donald L. Beckman
                                    Executive Vice President and
                                    Chief Operating Officer

                              By:   /s/ Gregory C. McPherson
                                    ------------------------
                                    Gregory C. McPherson
                                    Interim President
                                   (Principal Executive Officer)

Dated March 29, 2001


    In accordance with the Exchange Act, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Bruce A. Wilson                                        March 30, 2001
-------------------
Bruce A. Wilson
Director

/s/ John Winfield                                          March 30, 2001
------------------
John Winfield
Director

/s/ Daniel Coleman                                         March 30, 2001
-------------------
Daniel Coleman
Director

/s/ William J. Nance                                       March 30, 2001
--------------------
William J. Nance
Director

/s/ Michael G. Zybala                                      March 30, 2001
---------------------
Michael G. Zybala
Director

                             EXHIBIT INDEX
    The exhibits designated with an asterisk (*) have previously been filed with the Commission and, pursuant to 17 C.F.R. Secs. 201.24 and 240.12b-32, are incorporated by reference to the document referenced in brackets following the descriptions of such exhibits.

Exhibit No.             Description
-----------            -------------

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

10.6* License Agreement between Registrant and Twin Oaks Publishing Limited dated December 18, 1995 [Exhibit 10.1 to Current Report on Form 8-K dated December 18, 1995]

10.7* License Agreement with the Zoological Society of San Diego dated September 30, 1996 [Exhibit 10.1 to Current Report on Form 8-K dated November 5, 1996]

10.8* Lease dated December 8, 1999 between the Registrant, as lessee, and RNM Lakeville, L.P., as lessor

11       Computation of Earnings per Common Share

23.1 Consent of Moss Adams, Independent Auditors, to the incorporation by reference in the Registration Statement of Healthy Planet Products, Inc. on Form S-8 (File No. 33-84740) of their report dated February 12, 2001.

28.l* Registrant's 1999 Incentive Compensation Plan [Appendix A to Definitive Proxy Statement dated June 8, 1999]

                                                                 EXHIBIT 23.1



            CONSENT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS





The Board of Directors and Stockholders of
   Healthy Planet Products, Inc.

We consent to the incorporation by reference in the registration statement of Healthy Planet Products, Inc., on Form S-8 (File No. 33-84740) of our report dated February 12, 2001, on our audits of the balance sheet of Healthy Planet Products, Inc. as of December 31, 2000, and the related statements of operations,shareholders' equity and cash flows for each of the two years in the period ended December 31, 2000, which report is included in this Annual Report on Form 10-KSB.

									/s/ Moss Adams LLP


Santa Rosa, California
March 29, 2001

______________________________________________________________________________


                         HEALTHY PLANET PRODUCTS, INC.

                         INDEPENDENT AUDITOR'S REPORT
                                    AND
                            FINANCIAL STATEMENTS

                              DECEMBER 31, 2000





______________________________________________________________________________

______________________________________________________________________________





                                   CONTENTS


                                                                          PAGE

INDEPENDENT AUDITOR'S REPORT                                             F - 1


FINANCIAL STATEMENTS

Balance sheet - December 31, 2000                                        F - 2

Statements of Operations -
Years Ended December 31, 2000 and 1999                                   F - 3

Statements of Shareholders' Equity -
Years Ended December 31, 2000 and 1999                                   F - 4

Statements of Cash Flows -
Years Ended December 31, 2000 and 1999                                   F - 5

Notes to Financial Statements                                            F - 6























______________________________________________________________________________

                          INDEPENDENT AUDITOR'S REPORT



To the Board of Directors
Healthy Planet Products, Inc.


We have audited the accompanying balance sheet of Healthy Planet Products, Inc., as of December 31, 2000, and the related statements of operations, shareholders' equity and cash flows for each of the two years ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Healthy Planet Products, Inc., as of December 31, 2000, and the results of its operations and its cash flows for each of the two years ended December 31, 2000, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered recurring losses from operations, which have depleted its cash reserves and ability to obtain additional financing. This raises substantial doubt about the Company's ability to continue as a going concern. Management's plans regarding those matters also are described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                                           									/s/ Moss Adams LLP


Santa Rosa, California
February 12, 2001




                                                                    Page F - 1

                                                 HEALTHY PLANET PRODUCTS, INC.
                                                                 BALANCE SHEET
                                                             December 31, 2000
------------------------------------------------------------------------------


                                    ASSETS

CURRENT ASSETS
  Cash                                                         $      223,400
  Accounts receivable                                                 828,500
  Inventories                                                         499,500
  Prepaid expenses                                                     59,000
                                                               --------------
          Total current assets                                      1,610,400
                                                               --------------
PROPERTY AND EQUIPMENT                                                555,100
                                                               --------------
OTHER ASSETS
  Publishing rights                                                   126,400
  Customer list                                                        58,100
  Other                                                                34,300
                                                               --------------
                                                                      218,800
                                                               --------------
          Total assets                                         $    2,384,300
                                                               ==============


                       LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable                                             $      818,500
  Royalties payable                                                   146,900
  Commissions payable                                                  55,200
  Series B preferred stock redemption and dividends payable           161,500
  Accrued wages, bonuses and payroll taxes                             85,500
  Accrued liabilities                                                  22,200
  Note payable to related party                                       135,500
  Current maturities of obligations under capital lease                46,700
                                                               --------------
          Total current liabilities                                 1,472,000

OTHER LIABILITIES
  Obligations under capital lease, less current maturities             64,300
                                                               --------------
          Total liabilities                                         1,536,300
                                                               --------------
SHAREHOLDERS' EQUITY
  Series D preferred stock, $0.10 par value, with aggregate
      liquidation preference of $160,100; 371,009 shares
      authorized; 31,335 shares issued and outstanding                  3,100
  Common stock, $0.01 par value; 12,000,000 shares
      authorized; 3,840,584 shares issued and outstanding              38,400
  Additional paid-in capital                                       14,670,200
  Accumulated deficit                                             (13,863,700)
                                                               --------------
          Total shareholder's equity                                  848,000
                                                               --------------
          Total liabilities and shareholders' equity           $    2,384,300
                                                               ==============

See accompanying notes.
------------------------------------------------------------------------------
                                                                    Page F - 2

                                                 HEALTHY PLANET PRODUCTS, INC.
                                                      STATEMENTS OF OPERATIONS
                                        Years Ended December 31, 2000 and 1999
------------------------------------------------------------------------------



                                             2000                   1999
                                        --------------         --------------

GROSS SALES                             $    4,775,100         $    3,850,500

RETURNS AND ALLOWANCES                         340,200                160,900
                                        --------------         --------------
NET SALES                                    4,434,900              3,689,600

COST OF GOODS SOLD                           2,257,200              2,612,200
                                        --------------         --------------
GROSS PROFIT                                 2,177,700              1,077,400
                                        --------------         --------------
OPERATING EXPENSES
  Selling, shipping and marketing            1,762,700              2,062,700
  General and administrative                 1,442,000              1,664,400
  Bad debts                                    314,700                 78,200
                                        --------------         --------------
                                             3,519,400              3,805,300
                                        --------------         --------------
OPERATING LOSS                              (1,341,700)            (2,727,900)
                                        --------------         --------------
OTHER INCOME (EXPENSE)
  Interest income                               19,900                 91,400
  Other income                                   4,100                 55,100
  Interest expense                             (22,600)                (4,200)
  Loss on disposal of assets                         -               (155,300)
                                        --------------         --------------
                                                 1,400                (13,000)
                                        --------------         --------------
LOSS BEFORE INCOME TAXES                    (1,340,300)            (2,740,900)

PROVISION FOR INCOME TAXES                     451,500                    800
                                        --------------         --------------
NET LOSS                                $   (1,791,800)        $   (2,741,700)
                                        ==============         ==============
LOSS PER COMMON SHARE                   $        (0.47)        $        (0.76)
                                        ==============         ==============
LOSS PER COMMON SHARE-ASSUMING
  DILUTION                              $        (0.47)        $        (0.76)
                                        ==============         ==============










See accompanying notes
------------------------------------------------------------------------------
                                                                    Page F - 3

                                                 HEALTHY PLANET PRODUCTS, INC.
                                            STATEMENTS OF SHAREHOLDERS' EQUITY
                                        Years Ended December 31, 2000 and 1999
------------------------------------------------------------------------------



                                                        SERIES D
                                  COMMON STOCK       PREFERRED STOCK   ADDITIONAL
                                -----------------    ---------------     PAID-IN     ACCUMULATED
                                SHARES     AMOUNT    SHARES   AMOUNT     CAPITAL       DEFICIT
                                ------     ------    ------   ------   ----------    -----------
Balance, December 31, 1998      2,282,368  $22,800   31,335   $ 3,100  $13,163,000   $ (9,330,200)
  Net loss for the year ended
    December 31, 1999                   -        -        -         -            -              -
  Stock rights offering, net
    of issuance costs of
    $189,100                    1,582,216   15,800        -         -    1,460,600              -
  Stock warrants issued as
    part of asset purchase              -        -        -         -       23,900              -
  Vesting of 4,000 restricted
    shares of common stock              -        -        -         -       22,500              -
  Surrender of restricted
    shares of common stock        (24,000)    (200)       -         -          200              -
                                ---------  -------   ------   -------  -----------   ------------

Balance, December 31, 1999      3,840,584   38,400   31,335     3,100   14,670,200    (12,071,900)
  Net loss for the year
    ended December 31,2000              -        -        -         -            -     (1,791,800)
                                ---------   ------   ------   -------   ----------   ------------

Balance, December 31, 2000      3,840,584  $38,400   31,335   $ 3,100  $14,670,200   $(13,863,700)
                                =========  =======   ======   =======  ===========   =============






















See accompanying notes.
-------------------------------------------------------------------------------
                                                                   Page F - 4

                                                  HEALTHY PLANET PRODUCTS, INC.
                                                       STATEMENTS OF CASH FLOWS
                                         Years Ended December 31, 2000 and 1999
-------------------------------------------------------------------------------

                                                           2000               1999
                                                      --------------     --------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                            $  (1,791,800)     $  (2,741,700)
  Adjustments to reconcile net loss to net
    cash from operating activities:
       Allowance for doubtful accounts and returns          476,800           (205,000)
       Deferred tax valuation allowance                     450,700                  -
       Depreciation and amortization                        327,800            643,700
       Inventory reserve                                   (304,600)          (133,500)
       Loss on disposal of assets                                 -            155,300
       Loss on prepaid rent                                       -            100,300
       Vesting of restricted shares                               -             22,500
    Changes in:
       Accounts receivable                                 (762,000)           288,500
       Inventories                                          325,600             (8,000)
       Prepaid expenses                                      60,000            (60,000)
       Other assets                                           4,800             (4,900)
       Accounts payable                                     301,100            281,100
       Royalties payable                                     83,500             52,500
       Commissions payable                                   20,900            (46,500)
       Accrued wages, bonuses and payroll taxes             (79,100)           115,700
       Accrued liabilities                                  (84,800)            27,800
       Accrued rent payable                                       -           (125,400)
                                                      -------------      -------------
          Net cash from operating activities               (971,100)        (1,638,200)
                                                      -------------      -------------
CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of property and equipment                       (219,700)          (393,800)
  Purchase of publishing rights                            (113,500)           (66,300)
  Purchase of intangible assets                                   -           (146,400)
                                                      -------------      -------------
          Net cash from investing activities               (333,200)          (606,500)
                                                      -------------      -------------
CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from note payable to related party               500,000                  -
  Proceeds from capital lease financing                     125,000                  -
  Principal repayments on note payable to
    related party                                          (364,500)           (95,600)
  Payments on obligations under capital lease               (31,500)                 -
  Net proceeds from sale of common stock                          -          1,476,400
                                                      -------------      -------------
          Net cash from financing activities                229,000          1,380,800
                                                      -------------      -------------
DECREASE IN CASH AND
  CASH EQUIVALENTS                                       (1,075,300)          (863,900)

CASH AND CASH EQUIVALENTS
  Beginning of year                                       1,298,700          2,162,600
                                                      -------------      -------------
  End of year                                         $     223,400          1,298,700
                                                      =============      =============

Cash paid during the year for:
  Interest                                            $      22,600      $       4,200
  Income taxes                                        $         800      $         800



See accompanying notes.
-------------------------------------------------------------------------------
                                                                   Page F - 5

                                                  HEALTHY PLANET PRODUCTS, INC.
                                                  NOTES TO FINANCIAL STATEMENTS
-------------------------------------------------------------------------------

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

Inventory - Inventory consists of unprinted paper, unbatched and batched greeting cards, stationery, and other gift items and is stated at the lower of cost (first-in, first-out method) or market.

Property and equipment - Property and equipment are stated at cost and are depreciated and amortized using the straight-line method over the estimated useful lives of the assets or over the period of the lease. Additions or improvements to property and equipment are capitalized at cost, while maintenance and repair expenditures are charged to operations. Estimated useful lives are as follows:

       Machinery, equipment and leasehold improvements       3 - 10 years
       Molds                                                      3 years
       Color separations                                          3 years
       Computer software                                          5 years
       Furniture and fixtures                                     5 years

Royalties - The Company pays royalties to licensors and artists for use of their names, logos and artwork based on actual volume of products sold.

Income taxes - The provision for income taxes is based on pre-tax earnings reported in the financial statements, adjusted for requirements of current tax law, plus the change in deferred taxes. Deferred tax assets and liabilities are recognized using enacted tax rates and reflect the expected future tax consequences of temporary differences between the recorded amounts of assets and liabilities for financial reporting purposes and tax basis of such assets and liabilities and future benefits from net operating loss carryforwards and other expenses previously recorded for financial reporting purposes. Income taxes are described further in Note 10.

Publishing rights - Publishing rights consist of costs incurred to obtain images for use on the Company's products. Such costs are capitalized and amortized over three years.

Customer list - The Company acquired a customer list as part of the acquisition of a new product line. The customer list is being amortized over three years.

Concentrations of risk - Financial instruments potentially subjecting the Company to concentrations of credit risk consist primarily of bank demand deposits in excess of FDIC insurance thresholds and trade receivable balances of the Company's largest customers. Cash equivalents consisted of money funds and United States government and Federal agency securities. There were no cash equivalents at December 31, 2000. Receivables are not collateralized, but the Company conducts frequent credit checks on customers with material balances.

Use of estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires the Company make estimates and assumptions affecting the reported amounts of assets, liabilities, revenues and expenses, and disclosure of contingent assets and liabilities. Significant estimates include the reserves for doubtful accounts and product returns and slow-moving or obsolete inventory and the valuation allowance on deferred tax assets. The amounts estimated could differ from actual results.

Advertising - Costs associated with the production of catalogs are capitalized and amortized over the expected life of the catalog of one to two years. Total capitalized catalog costs at December 31, 2000 and 1999, were $19,700 and $52,400. All other advertising costs are expensed as incurred. Advertising expense totaled $149,100 and $132,400 for the years ended December 31, 2000 and 1999.

-------------------------------------------------------------------------------
                                                                   Page F - 6

                                                  HEALTHY PLANET PRODUCTS, INC.
                                      NOTES TO FINANCIAL STATEMENTS (Continued)
--------------------------------------------------------------------------------

NOTE 1 - DESCRIPTION OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Fair value of financial instruments - The following methods and assumptions were used by the Company in estimating its fair value disclosures for financial instruments:

Financing under obligations under capital lease: Based on lease rates currently available to the Company for leases with similar terms and maturities, the fair value of capital leases approximates cost.

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

New accounting pronouncements - The Financial Accounting Standards Board has issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities." Together, they require companies to record derivatives on the balance sheet as assets or liabilities, measured at fair market value. Gains or losses resulting from changes in the value of those derivatives are accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. The key criterion for hedge accounting is that the hedging relationship must be highly effective in achieving the offsetting changes in fair value or cash flows. The effective date for SFAS Nos. 133 and 138 has been extended to all fiscal quarters of fiscal years beginning after June 15, 2000. Management believes that the adoption of SFAS Nos. 133 and 138 will have no material effect on its financial statements.

Reclassifications - Certain reclassifications have been made to the 1999 financial statements to conform to the 2000 presentation.


NOTE 2 - GOING CONCERN

The Company has experienced recurring losses from operations and use of cash from operations. Due to the depletion of cash reserves, combined with unexpected bad debts and increased returns subsequent to year-end (Note 3), the Company will not be able to finance operations. This creates an uncertainty about the Company's ability to continue as a going concern. Management of the Company has developed plans that it believes will improve cash flow from operations for 2001: (i) the reduction in rent expense that commenced in June 2000, (ii) the decrease in minimum royalties that will be paid during 2001,
(iii) the reduction or elimination of product lines that generate insufficient profit margins, (iv) revenues expected to be generated from the introduction during the year of extensions of existing product lines and new product lines, such as "versed" greeting cards, and stationery sets, and (v) shifting to less expensive off-shore suppliers for certain product lines, such as holiday cards. The ability of the Company to continue as a going concern is dependent on the success of management's plans and the Company's ability to attract financing. The financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.

NOTE 3- ACCOUNTS RECEIVABLE

Accounts receivable                              $    1,563,800
Less allowances for:
    Doubtful accounts                                  (426,500)
    Returns                                            (308,800)
                                                 --------------
                                                 $      828,500
                                                 ==============

During the fourth quarter, a major customer with a receivable balance of $330,000 filed for Chapter 11 bankruptcy protection. In addition, several other customers, primarily dot.com companies, closed their operations or reorganized. The allowance for doubtful accounts was increased accordingly.

--------------------------------------------------------------------------------
                                                                   Page F - 7

                                                  HEALTHY PLANET PRODUCTS, INC.
                                      NOTES TO FINANCIAL STATEMENTS (Continued)
-------------------------------------------------------------------------------


NOTE 3 - ACCOUNTS RECEIVABLE (Continued)

The Company experienced increased returns subsequent to year-end, due to agreements with certain customers allowing for unlimited returns of merchandise. Subsequent to December 31, 2000, the Company changed its standard policies, eliminating return privileges. The Company has set up an allowance for estimated returns subsequent to December 31, 2000.


NOTE 4 - INVENTORIES
Finished goods                                       $    378,500
Work-in-process                                           111,100
Raw materials                                               9,900
                                                     ------------
                                                     $    499,500
                                                     ============

NOTE 5 - PROPERTY AND EQUIPMENT

Machinery,  equipment and leasehold improvements     $    826,900
Molds                                                     406,000
Color separations                                         368,400
Computer software                                         225,000
Equipment under capital lease                             142,500
Furniture and fixtures                                    100,800
                                                     ------------
                                                        2,069,600
Less accumulated depreciation and amortization         (1,514,500)
                                                     ------------
                                                     $    555,100
                                                     ============

NOTE  6 - PUBLISHING RIGHTS

Publishing rights                                    $    376,500
Less accumulated amortization                            (250,100)
                                                     ------------
                                                     $    126,400
                                                     ============


NOTE  7 - CUSTOMER LIST

Customer list                                        $    109,400
Less accumulated amortization                             (51,300)
                                                     ------------
                                                     $     58,100
                                                     ============


NOTE  8 - NOTE PAYABLE TO RELATED PARTY

During 2000, the Company obtained a $500,000 loan from a shareholder to finance operations. Interest accrues at 13.875%, and the note matures in April 2001. The note is secured by accounts receivable. Interest paid on the note was $8,700 for the year ended December 31, 2000.


-------------------------------------------------------------------------------
                                                                   Page F - 8

                                                  HEALTHY PLANET PRODUCTS, INC.
                                      NOTES TO FINANCIAL STATEMENTS (Continued)
-------------------------------------------------------------------------------

NOTE  9 - OBLIGATIONS UNDER CAPITAL LEASE

Future minimum lease payments for office and computer equipment are as follows:

                                 Year Ending December 31,
                                 ------------------------
                                           2001          $   57,200
                                           2002              55,800
                                           2003              13,800
                                                         ----------
                                                            126,800
Less amounts representing interest                          (15,800)
                                                         ----------
Present value of minimum lease payments                     111,000
Less current maturities                                     (46,700)
                                                         ----------
                                                         $   64,300
                                                         ==========

NOTE 10 - INCOME TAXES

                                                    2000           1999
                                                  --------       --------
Provision for income taxes
    Federal                                       $      -       $      -
    State                                              800            800
                                                  --------       --------
                                                       800            800
    Change in deferred income taxes                450,700              -
                                                  --------       --------
                                                  $451,500       $    800
                                                  ========       ========

The difference between the actual income tax provision and the tax provision computed by applying the statutory federal income tax rate to the loss before taxes is attributable to the following:

                                                     2000          1999
                                                   --------      --------
Income tax benefit                                 (34.0)%        (34.0)%
State tax benefit                                   (5.8)          (5.8)
Change in deferred tax asset valuation allowance    71.0           31.9
Other                                                2.5            7.9
                                                   --------      --------
                                                    33.7 %            - %
                                                   =======        =======

At December 31, 2000, the Company had available net operating loss carryovers of approximately $11,745,400, to be applied against future federal taxable income. Due to various changes in ownership subsequent to the years in which these losses were incurred, utilization of these amounts may be subject to limitations under Section 382 of the Internal Revenue Code. The Company has not calculated the effect of the limitation. If the Company is unable to use these net operating losses, they will expire as follows:

                  Year Ending December 31,
                  ------------------------
                           2002                   $    2,638,500
                           2003                        1,222,000
                           2004                        1,299,100
                           2005                          383,500
                           2006                           31,700
                           2012                          570,700
                           2018                        1,821,600
                           2019                        2,685,100
                           2020                        1,093,200
                                                  --------------
                                                  $   11,745,400
                                                  ==============


-------------------------------------------------------------------------------
                                                                   Page F - 9

                                                  HEALTHY PLANET PRODUCTS, INC.
                                      NOTES TO FINANCIAL STATEMENTS (Continued)
-------------------------------------------------------------------------------

NOTE  10 - INCOME TAXES (Continued)

The Company has available approximately $25,500 of federal alternative minimum tax credits that can be carried forward indefinitely and offset against future income taxes.

The Company has available approximately $3,128,000 of California net operating losses that can be carried forward and offset against future taxable income. These loss carryforwards expire through 2010 and may be subject to the same limitations as the federal net operating losses.

Gross deferred tax assets and liabilities are $4,932,200 and $189,000, respectively.

The significant temporary differences and carryforwards that give rise to deferred tax assets at December 31, 2000, are as follows:


Accounts receivable allowances                    $      315,000
Inventory reserve                                        238,600
Other                                                    (22,700)
Valuation allowance                                     (530,900)
                                                  ---------------
Current deferred tax asset                        $            -
                                                  ===============
Depreciation and amortization                     $       11,700
Benefits from net operating loss carryforward          4,270,000
Valuation allowance                                   (4,212,300)
Other                                                    (69,400)
                                                  ---------------
Non-current deferred tax asset                    $            -
                                                  ===============

During 2000 and 1999, the valuation allowance increased $932,700 and $836,200, due to a continuing assessment of the Company's ability to realize its deferred tax assets. A full valuation allowance has been placed on deferred tax assets, because sufficient uncertainty exists regarding their ultimate utilization.


NOTE  11 - LOSS PER SHARE

                                          Year Ended December 31, 2000
                                  ---------------------------------------------
                                                                     Per-Share
                                     Loss           Shares            Amount
                                  ------------   -----------        -----------
Net Loss                          $(1,791,800)
                                  ============
Basic loss per share:
    Loss available to common
      shareholders                $(1,791,800)     3,840,584        $    (0.47)
                                                                    ===========
Effect of dilutive securities               -              -
                                  ------------    ----------
Diluted loss per share:
    Loss available to common
      shareholders plus
       assumed conversions        $(1,791,800)     3,840,584        $    (0.47)
                                  ============    ==========        ===========

Warrants to purchase 1,031,394 shares of common stock at a weighted average price per share of $2.10 and options to purchase 70,000 shares of common stock at a weighted average price per share of $3.70 were outstanding at December 31, 2000, but were not included in the computation of diluted loss per share as the exercise prices were greater than the average market price of the common shares.

Options to purchase 45,000 shares of common stock at a weighted average price per share of $0.56, and preferred stock convertible into 31,335 shares of common stock were outstanding at December 31, 2000, but were not included in the computation of diluted loss per share as the effect would be antidilutive.

-------------------------------------------------------------------------------
                                                                   Page F - 10

                                                  HEALTHY PLANET PRODUCTS, INC.
                                      NOTES TO FINANCIAL STATEMENTS (Continued)
-------------------------------------------------------------------------------

NOTE 11 - LOSS PER SHARE (Continued)

                                         Year Ended December 31, 1999
                                  ---------------------------------------------
                                                                     Per-Share
                                     Loss           Shares            Amount
                                  ------------   -----------        -----------
Net Loss                          $(2,741,700)
                                  ============
Basic loss per share:
    Loss available to common
      shareholders                $(2,741,700)     3,598,881        $    (0.76)
                                                                    ===========
Effect of dilutive securities               -              -
                                  ------------    ----------
Diluted loss per share:
    Loss available to common
      shareholders plus
       assumed conversions        $(2,741,700)     3,598,881        $    (0.76)
                                  ============    ==========        ===========

Warrants to purchase 1,031,394 shares of common stock at a weighted average price per share of $2.10 and options to purchase 160,000 shares of common stock at a weighted average price per share of $4.36 were outstanding at December 31, 1999, but were not included in the computation of diluted loss per share as the exercise prices were greater than the average market price of the common shares.

Preferred stock convertible into 31,335 shares of common stock were outstanding at December 31, 1999, but were not included in the computation of diluted earnings per share as the effect would be antidilutive.


NOTE 12 - COMMITMENTS

Leases - The Company leases office and warehouse space under an operating lease expiring April 2002, for $15,900 per month. The Company is responsible for substantially all costs associated with repairs, maintenance, taxes, and insurance. Future minimum lease payments are as follows:

                      Year Ending December 31,
                      ------------------------
                                2001                   $     190,000
                                2002                          55,400
                                                       -------------
                                                       $     245,400
                                                       =============

Rent expense totaled $204,000 and $402,800 for the years ended December 31, 2000 and 1999.

License agreements - The Company has entered into licensing agreements with the National Wildlife Federation and The Zoological Society of San Diego, expiring through August 2002. The agreements call for royalty payments of 3% - 5% of sales, as defined in the agreements, subject to minimum cumulative royalties of $135,000, over the remaining life of these agreements. All agreements are cancelable with 30 to 60 days notice, as defined in the agreements. Options exist to extend the terms of the agreements.



NOTE 13 - MAJOR SUPPLIERS

During the years ended December 31, 2000 and 1999, the Company made 43% and 36%, respectively, of its purchases from two suppliers. Amounts due to these suppliers included in accounts payable totaled $231,300 at December 31, 2000.

-------------------------------------------------------------------------------
                                                                  Page F - 11

                                                  HEALTHY PLANET PRODUCTS, INC.
                                      NOTES TO FINANCIAL STATEMENTS (Continued)
-------------------------------------------------------------------------------

NOTE 14 - CAPITAL STOCK

Series B preferred stock carried a cumulative annual dividend of $10.80 per share and allowed the Company to redeem the stock upon 60 days notice, plus cumulative but unpaid dividends. During 1997, the Company exercised its right to redeem all outstanding shares and suspended the accumulation of dividends. Redemption and cumulative dividends payable of $161,500 is accrued.

Series D preferred stock has full voting rights at the rate of one vote per share, and is convertible into common stock at the rate of one share of common stock for each share of preferred. The preferred stock has a liquidating preference of $5.11 per share and carries no dividend.

In 1999, the Company granted its holders of common stock and Series D preferred stock two common stock purchase rights for each share of stock held. Each right entitled the holder to purchase one share of common stock at $1.0625 per share. As a result of the offering, 1,582,216 shares or common stock were issued with net proceeds of $1,476,400.


NOTE 15 - STOCK OPTIONS AND WARRANTS

The Company has a stock option plan, which provides for the granting of qualified and non-qualified stock options, incentive stock options, stock appreciation rights, restricted stock, restricted stock units, and dividend equivalents to employees, consultants and non-employee directors up to an aggregate of 400,000 shares of common stock, plus any stock reserved or unreserved under pre-existing plans. This plan supercedes pre-existing plans. Awards under superceded plans are included in the new plan. During 2000, 25,000 options were granted, no options were exercised, and 70,000 options expired. At December 31, 2000, 76,668 common stock options were exercisable at a weighted-average exercise price of $3.43. The exercise prices of the options range from $0.50 to $6.63. Options have a remaining life of one to ten years.

In 1991, 60,000 shares of restricted shares were issued to an officer, vesting at 4,000 shares per year. Each year a cash bonus of 60% of the fair-market value of the vested shares was paid to the officer for his income tax liability related to the income attributable to vesting of shares. The officer retired on December 31, 1999, and unvested restricted shares were surrendered to the Company.

In September 1997, the Company issued 300,000 common stock warrants exercisable as follows: 100,000 warrants at $4.00 per share, 100,000 warrants at $4.25 per share, and 100,000 warrants at $4.50 per share. Due to the Company's stock rights offering in March 1999, and the anti-dilution provisions carried by the above warrants, these warrants were reissued as follows: 141,806 warrants at $2.04 per share, 143,088 warrants at $2.13 per share, and 144,240 warrants at $2.21 per share.


In March 1999, the Company issued 250,000 common stock warrants exercisable at $1.1875 per share to certain stockholders as an inducement to exercise all of their stock rights in the stock rights offering.

In April 1999, the Company issued 292,260 common stock warrants exercisable as follows: 146,130 warrants at $2.00 per share, and 146,130 warrants issued at $2.50 per share. These warrants, which were valued $23,900, were issued in connection with the purchase of assets.

--------------------------------------------------------------------------------
                                                                  Page F - 12

                                                  HEALTHY PLANET PRODUCTS, INC.
                                      NOTES TO FINANCIAL STATEMENTS (Continued)
-------------------------------------------------------------------------------


NOTE 15 - STOCK OPTIONS AND WARRANTS (Continued)

The Company applies Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations in accounting for stock options and warrants. Accordingly, no compensation expense has been recognized for stock options and warrants issued during 2000 and 1999. Had compensation cost for the Company's options and warrants been determined based on the fair value at the grant date for awards in 2000 and 1999 consistent with the provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," the Company's net loss and loss per share would have changed to the pro forma amounts indicated below:

                                                2000             1999
                                            -------------     ------------
Net loss-as reported                        $ (1,791,800)     $ (2,741,700)
Net loss-pro forma                          $ (1,796,300)     $ (2,817,400)

Loss per share-as reported                  $      (0.47)     $      (0.76)
Loss per share-pro forma                    $      (0.47)     $      (0.76)


The fair value of warrants issued for the purchase of assets equals the fair value of those assets on the date of purchase. The fair value of other options and warrants is estimated on the date of grant using the Black-Scholes option-pricing model, with the following weighted-average assumptions used for grants in:

                                                 2000             1999
                                            -------------    -------------
Dividends                                           None              None
Expected volatility                              143.84%     106.2%-147.5%
Risk free interest rate                             6.0%         5.0%-5.7%
Expected life                                   10 years           5 years


Options issued during 2000 and 1999 have an estimated weighted average fair value of $0.49 and $0.57, respectively. Warrants issued during 1999 have an estimated weighted average fair value of $0.25.


The activity of the stock option plan and warrants is as follows:


                                             Weighted-               Weighted-
                                 Shares      Average      Shares     Average
                                 Under       Exercise     Under      Exercise       Restricted
                                Warrants      Price      Options      Price           Shares
                               ----------    --------   ---------    --------       ----------
Balance, December 31, 1998       360,000        $4.39     355,000       $5.82           28,000
Granted                          971,394         1.92      25,000        0.63                -
Exercised                              -                        -                            -
Forfeited                       (300,000)        4.25    (220,000)       6.29           24,000
Vested                                 -                        -                       (4,000)
                               ----------                ---------                   ----------
Balance, December 31, 1999     1,031,394         2.10     160,000        4.36                -
Granted                                -                   25,000        0.50                -
Exercised                              -                        -                            -
Forfeited                              -                  (70,000)       6.08                -
                               ---------                 ---------                   ----------
Balance December 31, 2000      1,031,394        $2.10     115,000       $2.47                -
                               ==========                =========                   ==========

--------------------------------------------------------------------------------
                                                                  Page F - 13

NOTE 16 -	STATEMENTS OF CASH FLOWS

Non-cash investing and financing activities for the year ended December 31, 2000, consisted of obligations under capital leases for office and computer equipment of $17,500.

Non-cash investing and financing activities for the year ended December 31, 1999, consisted of:

    *  Surrender of 24,000 shares of restricted common stock
    * Issuance of 30,000 shares of common stock to a related company for consulting fees with a fair value of $26,300 related to the stock rights offering
    * Issuance of common stock purchase warrants for equipment with a fair value of $23,900
    * Assumption of $57,500 of liabilities subject to an asset purchase agreement


NOTE 17 - MAJOR CUSTOMER

Sales to a major customer were approximately $491,500 and $649,000 during the years ended December 31, 2000 and 1999, representing 11.1% and 17.6% of total sales, respectively. At December 31, 2000, amounts due from this customer included in accounts receivable was $223,700.


NOTE 18 - EMPLOYEE BENEFIT PLAN

The Company has a 401(k) profit sharing plan covering all employees meeting minimum service requirements. Plan contributions are discretionary. There were no employer contributions for the years ended December 31, 2000 and 1999.


NOTE 19 -	CONTINGENCY

In December 1999, the Company notified the Sierra Club that it would not be continuing its license agreement with the Sierra Club beyond 1999. Following this notification and certain preliminary litigation between the parties, the Sierra Club commenced an arbitration against the Company before the American Arbitration Association in San Francisco, California. The arbitration seeks damages of approximately $412,000, arising out of the alleged breach of contract by the Company, as well as declaration that the Sierra Club is entitled to future payments under the contract. The Company has interposed its answer to the arbitration claim, in which it denied the allegations of the claim and set forth certain affirmative defenses. The Company further set forth certain counterclaims against the Sierra Club arising out of breaches by the Sierra Club of the same agreement. The arbitration is still in its very early stages with no hearing date having been set. The Company believes that it has good and meritorious defenses to the claim.

Other than as set forth in the preceding paragraph, the Company is not a party to any material pending legal proceedings, other than ordinary routine litigation incidental to the business.

--------------------------------------------------------------------------------
                                                                  Page F - 14