Form 10QSB
period 2001-03-31
HEALTHY PLANET PRODUCTS INC
filed 2001-05-15
CIK 768260

SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549
                        ----------------------

                                FORM 10-QSB


   [X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

   For the quarterly period ended March 31, 2001

                      OR

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

   As of May 14,2001, there were issued and outstanding 3,840,584 shares of common stock of the registrant (exclusive of 31,335 shares of voting Series D Preferred Stock convertible into 31,335 shares of common stock).

   Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

                                    INDEX

                        HEALTHY PLANET PRODUCTS, INC.




                                                                  PAGE
                                                                  ----

PART I.   FINANCIAL INFORMATION

   Item 1.  Financial Statements

      Balance Sheet as of March 31, 2001 (unaudited)               3

      Statements of Operations for the three-months ended
       March 31, 2001 and 2000 (unaudited)   	                      4

      Statements of Cash Flows for the three-months ended
       March 31, 2001 and 2000 (unaudited)                         5

      Notes to the Financial Statements                            6

   Item 2.  Management's Discussion and Analysis of                8
            Financial Condition and Results of Operations


PART II.   OTHER INFORMATION

   Item 6.  Exhibits and Reports on Form 8-K                      11

SIGNATURES                                                        11

                        PART I.   FINANCIAL INFORMATION

Item 1.	Financial Statements

                                BALANCE SHEET
                                 (Unaudited)
                                                           March 31, 2001
                                                           --------------
                                   ASSETS

CURRENT ASSETS
   Cash                                                      $   268,250
   Accounts receivable - net of allowances
     for doubtful accounts and returns of $578,935               433,710
   Inventories                                                   567,707
   Prepaid expenses                                               50,343
                                                              ----------
         Total current assets                                  1,320,010
                                                              ----------

PROPERTY AND EQUIPMENT, at cost, net of accumulated
     depreciation and amortization                               512,018
                                                              ----------
OTHER ASSETS
   Security deposits                                              34,277
   Publishing rights - net of accumulated
     amortization of $268,680                                    129,222
   Other                                                          50,210
                                                              ----------
         Total other assets                                      213,709
                                                              ----------
TOTAL ASSETS                                                 $ 2,045,737
                                                              ==========

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
   Accounts payable                                          $   815,154
   Royalties payable                                             123,691
   Commissions payable                                            46,332
   Series B preferred stock redemption and
     dividends payable                                           161,500
   Accrued wages, bonuses and payroll taxes                       71,304
   Accrued liabilities                                            42,529
   Note payable to related party                                 135,549
   Current portion of obligations under capital lease             46,700
                                                              ----------
             Total current liabilities                         1,442,759

OTHER LIABILITIES
   Obligations under capital lease, less current maturities       53,053
                                                              ----------
                                                               1,495,812
                                                              ----------
SHAREHOLDERS' EQUITY
   Common stock, $.01 par value, 12,000,000 shares
     authorized, 3,840,584 shares issued and outstanding          38,406
   Preferred stock, Series D, $.10 par value, with
     aggregate liquidation preferences of $160,100,
     371,009 shares authorized, 31,335 issued
     and outstanding                                               3,134
   Additional paid-in capital                                 14,670,188
   Accumulated deficit                                       (14,161,803)
                                                              ----------
         Total shareholders' equity                              549,925
                                                               ---------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                   $ 2,045,737
                                                              ==========

   The accompanying notes are an integral part of these financial statements.

                        HEALTHY PLANET PRODUCTS, INC.
                          STATEMENTS OF OPERATIONS
                                 (Unaudited)



                                                    Three Months
                                                   Ended March 31,
                                                -------------------

                                                 2001         2000
                                                 ----         -----

NET SALES                                    $  715,694   $  953,807

COST OF GOODS SOLD                              345,793      510,135
                                              ---------    ---------
GROSS PROFIT                                    369,901      443,672
                                              ---------    ---------

OPERATING EXPENSES
   Selling, shipping and marketing              394,493      531,802
   General and administrative                   264,286      289,216
                                              ---------    ---------
                                                658,779      821,018
                                              ---------    ---------

OPERATING LOSS                                (288,878)     (377,346)
                                              ---------    ---------

OTHER INCOME/(EXPENSE)
   Interest expense                            ( 9,197)      (   570)
   Interest income                                   0        10,112
   Other income                                      0         2,940
                                               --------     ---------
                                               ( 9,197)       12,482
                                              ---------     ---------

LOSS BEFORE TAXES                             (298,075)     (364,864)

PROVISION FOR INCOME TAXES                           0           800
                                             ---------     ---------

NET LOSS                                   $  (298,075)  $  (365,664)
                                             =========     =========

BASIC AND DILUTED LOSS                         ($0.08)       ($0.10)
   PER COMMON SHARE
WEIGHTED AVERAGE COMMON
	SHARES OUTSTANDING                     3,840,584     3,840,584
                                             =========     =========


   The accompanying notes are an integral part of these financial statements.

                            HEALTHY PLANET PRODUCTS, INC.
                              STATEMENTS OF CASH FLOWS
                                       (Unaudited)


                                                   Three Months Ended March
                                                         2001        2000
                                                        ------      ------
CASH FLOWS FROM OPERATING ACTIVITIES:

   Net Loss	                                          ($298,075)   ($365,664)
   Adjustments to reconcile net loss to net cash
    from operating activities
      Depreciation and amortization                      75,784      72,687
      Allowance for doubtful accounts and returns      (156,365)   (124,046)
      Inventory reserve                                       0     (36,998)

   Changes in:
      Accounts receivable                               551,155      30,244
      Inventories                                       (68,207)   (103,879)
      Advance on royalties                                    0      (7,001)
      Prepaid expenses                                    8,657      12,274
      Accounts payable                                   (3,346)    298,870
      Royalties payable                                 (23,209)    (15,748)
      Commissions payable                                (8,868)    (13,590)
      Accrued wages, bonus & payroll taxes              (14,196)    (73,349)
      Accrued liabilities                                20,329      58,365
                                                      ---------    --------
         Net cash from operating activities              83,659    (267,835)
                                                      ---------    --------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of property and equipment                    (6,300)    (41,299)
   Purchase of publishing rights                        (21,262)    (14,973)
   Security deposits                                          0       4,860
   Leasehold improvements                                     0     (57,785)
                                                      ---------    --------
         Net cash from investing activities             (27,562)   (109,197)
                                                      ---------    --------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Net proceeds from capital lease                            0     123,140
   Payments on obligations under capital lease          (11,247)          0
                                                      ---------    --------
         Net cash from financing activities             (11,247)    123,140
                                                      ---------    --------

INCREASE/DECREASE IN CASH                                44,850    (253,892)
CASH, BEGINNING OF PERIOD                               223,400   1,298,723
                                                      ---------   ---------
CASH, END OF PERIOD                                  $  268,250  $1,044,831
                                                       =========  =========

SUPPLEMENTARY CASH FLOW INFORMATION INCLUDES THE FOLLOWING:
   Cash paid during the period for:
      Interest                                           $3,013        $570
      Income taxes                                           $0        $800


   The accompanying notes are an integral part of these statements.

                       HEALTHY PLANET PRODUCTS, INC.

                       NOTES TO FINANCIAL STATEMENTS
                                (Unaudited)


NOTE 1 - BASIS OF PRESENTATION
------------------------------

The financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. It is believed, however, that the disclosures are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the Company's December 31, 2000 audited financial statements and notes thereto.

The financial statements, in the opinion of management, reflect all adjustments necessary, which are of a normal recurring nature, to fairly state the financial position and the results of operations. These results are not necessarily to be considered indicative of the results for the entire year.

Certain reclassifications have been made to the financial statements as of March 31, 2000 and for the three months then ended to conform with the current quarter presentation.

NOTE 2 - GOING CONCERN
----------------------

The Company has experienced recurring losses and use of cash from operations and
is currently in default on its note secured by its receivables.   Due to the
depletion of cash reserves, combined with unexpected bad debts and increased returns subsequent to year-end, and declining sales figures, the Company will not be able to finance operations. This creates a substantial doubt about the Company's ability to continue as a going concern. The Company's continued existence is dependent on several factors including the Company's ability to obtain additional financing, increase revenues and reduce cost of operations to generate positive cash flows. To date, management has not been able to attract financing from outside sources. The Company is exploring other ways to raise working capital. In addition, management of the Company has developed plans that it believes will improve cash flow from operations for 2001: (i) the reduction in rent expense that commenced in June 2000, (ii) the decrease in minimum royalties that will be paid during 2001, (iii) the reduction or elimination of product lines and their related overhead that generate insufficient profit margins, and (iv) shifting to less expensive suppliers for certain product lines.

The ability of the Company to continue as a going concern is dependent on the Company's ability to attract financing and the success of management's plans. The financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.

(unaudited)


NOTE 3 - INVENTORIES
--------------------

      Inventories consist of the following:
                                                                March 31,
                                                                   2001
                                                                 -------

         Raw materials                                       $         0
         Work-in-process                                         190,456
         Finished goods                                          377,251
                                                              ----------
                                                             $   567,707
                                                              ==========


NOTE 4 - PROPERTY AND EQUIPMENT
-------------------------------

      Property and equipment consist of the following:
                                                                March 31,
                                                                   2001
                                                                 -------
         Machinery, equipment and leasehold improvements     $   826,900
         Molds                                                   406,000
         Color separations                                       374,700
         Furniture and fixtures                                  100,800
         Equipment under capital lease                           142,500
         Computer software                                       225,000
                                                               ---------
                                                               2,075,900
      Less accumulated depreciation and amortization          (1,563,882)
                                                               ---------
                                                             $   512,018
                                                               =========




NOTE 5 - CONTINGENCY
---------------------

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

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Special Note Regarding Forward-Looking Statements
-------------------------------------------------

Certain statements in this Form 10-QSB, including information set forth under
Item 6 "Management's Discussion and Analysis of Financial Condition and Results of Operations" constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Act"). The Company desires to avail itself of certain "safe harbor" provisions of the Act and is therefore including this special note to enable the Company to do so. Forward-looking statements included in this Form 10-QSB or hereafter included in other publicly available documents filed with the Securities and Exchange Commission, reports to the Company's stockholders and other publicly available statements issued or released by the Company involve known and unknown risks, uncertainties, and other factors, including those discussed below and in the Company's Form 10-KSB for the year ended December 31, 2000, which could cause the Company's actual results, performance (financial or operating) or achievements to differ from the future results, performance (financial or operating) achievements expressed or implied by such forward looking statements. Such future results are based upon management's best estimates based upon current conditions and the most recent results of operations. These include management's forecasts for sales, purchasing plans and programs of certain large chain buyers relating to holiday product, net operating losses in each of the four most recent fiscal years, general economic conditions for the Company's product lines, competition generally and specifically relating to greeting cards having environmental, nature or wildlife themes, the ability of the Company to sustain consumer demand for the Company's principal card lines, the absence of long term supply contracts which could make production costs unpredictable, the ability to obtain additional operating capital in order to sustain operations, the ability to deal with its secured and general creditors, and its ability to meet the continued listing requirements of the American Stock Exchange.


Sales
-----

For the three months ended March 31, 2001, the Company's net sales amounted to $715,694 which reflected a decrease of $238,113 or 25.0% versus last year's three month results of $953,807. Adoption kit sales decreased by 19% and paper product sales decreased by 25%. The loss of sales to a distributor and to Natural Wonders, a key account that filed Chapter 11 bankruptcy protection, accounted for most of the decrease.


Gross Profit
------------

For the three months ended March 31, 2001, gross profit amounted to $369,901 or 51.7% of sales. For the comparable prior year period, gross profit amounted to $443,672 or 46.5% of sales. Loss of distributor sales had the positive effect of increasing margins. This coupled with a reduction in royalties and overhead costs contributed to the overall improvement at gross margin.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS    (continued)

Operating Expenses
------------------

For the three months ended March 31, 2001, selling, shipping and marketing expenses amounted to $394,493 or 55.1% of sales versus $531,802 or 55.8% of sales for the comparable prior year period. The improvement in selling, shipping and marketing expenses as a percentage of sales was due to the conversion of certain lower producing in-house sales representatives to independent commissioned representatives, the replacement of unprofitable in-house sales representatives with outside sales agencies and a reduction in marketing expenses. Also contributing to this improvement was a reduction in warehousing and order fulfillment costs as a result of the downsizing of the Petaluma facility started in the year 2000.

General and administrative expenses amounted to $264,286 for the three months ended March 31, 2001, reflecting a decrease of $24,930 or 8.6% versus the prior year period of $289,216. This decrease was a result of reductions in office staffing and medical insurance costs partially offset by increases in professional fees and triple net rent expenses.

Income
------

An operating loss of $288,878 was incurred for the three months ended March 31, 2001, an improvement of $88,468 compared to the prior period's loss of $377,346. Interest expense of $9,197 increased the operating loss to result in a net loss before income taxes of $298,075. For the prior year period, the net loss before income taxes amounted to $364,864. Net loss for the three months ended March 31, 2001 amounted to $298,075 or $.08 per share, compared to the prior year's net loss of $365,664 or $.10 per share. All per share amounts are based on the weighted average common shares outstanding for the period.


Balance Sheet
-------------

Total assets at March 31, 2001 amounted to $2,045,737 which reflected a decrease versus the December 31, 2000 level of $2,384,300 by $338,563. Decreases in receivables, prepaid assets and fixed assets were offset by increases in cash and inventories. Total current liabilities amounted to $1,442,759 as of March 31, 2001 which reflected a decrease of $29,241 versus the December 31, 2000 level of $1,472,000. The decrease was a result of decreases in trade payables, royalties payable, commissions and accrued wages offset in part by an increase in accrued liabilities.

Liquidity and Capital Resources
-------------------------------

At March 31, 2001, the Company's current liabilities exceeded its current assets by $122,749. This compared to December 31, 2000 positive working capital level of $138,400 for a decline of $261,149. Net cash from operating activities during the three months ended March 31, 2001 amounted to $83,659. The net loss of $298,075 and changes in non-cash items of $80,581 were offset by $462,315 provided by changes in net receivables, inventory, and other assets and liabilities.

Cash used by investing activities amounted to $27,562 to purchases color separations and publishing rights. Cash used by financing activities consisted of $11,247 in principal repayments of capital leases.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS   (continued)

Liquidity and Capital Resources  (continued)
--------------------------------------------
The primary source of the Company's liquidity during the past several years has been sales of the Company's securities. A rights offering made to the Company's stockholders in 1999, in which the Company issued an aggregate of 1,582,216 shares of Common Stock (including 970,200 shares to the Chairman and certain of his affiliates, resulted in the receipt by the Company of an aggregate of approximately $1,665,500 in gross proceeds. On October 13, 2000 the Company borrowed the sum $500,000 from The InterGroup Corporation ("InterGroup"). This loan was evidenced by a promissory note secured by all of the Company's accounts receivables. The loan, bearing interest at the rate of 13.875% per annum, was due February 28, 2001. This loan was subsequently extended to April 30, 2001 and is currently in default. The Company's Chairman is also the Chairman and a principal shareholder of InterGroup.

The Company has experienced recurring losses and use of cash from operations and is currently in default on its note secured by its receivables. Due to the depletion of cash reserves, combined with unexpected bad debts and increased returns subsequent to year-end, and declining sales figures, the Company will not be able to finance operations. This creates a substantial doubt about the Company's ability to continue as a going concern. The Company's continued existence is dependent on several factors including the Company's ability to obtain additional financing, increase revenues and reduce cost of operations to generate positive cash flows. To date, management has not been able to attract financing from outside sources. The Company is exploring other ways to raise working capital. In addition, management of the Company has developed plans that it believes will improve cash flow from operations for 2001: (i) the reduction in rent expense that commenced in June 2000, (ii) the decrease in minimum royalties that will be paid during 2001,
(iii) the reduction or elimination of product lines and their related overhead that generate insufficient profit margins, and (iv) shifting to less expensive suppliers for certain product lines. The ability of the Company to continue as a going concern is dependent on the Company's ability to attract financing and the success of management's plans.


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

                                   PART II
                             OTHER INFORMATION

Item 6.    Exhibits and Reports on Form 8-K
           --------------------------------


(a)	  Reports on Form 8-K - During the quarter ended March 31,
               2001, the following reports on Form 8-k were filed by the Registrant.

Date of Report           Item Reported             Description
--------------           -------------             ------------

April 26, 2001           Item 5. Other Events      Resignation of Donald L.
                                                   Beckman as Executive Vice
                                                   President and COO and
                                                   appointment of James P.
                                                   Battle as Vice President of
                                                   Operations.


                                  SIGNATURES
                                  ----------

In accordance with the requirements of the Securities Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                              HEALTHY PLANET PRODUCTS, INC.
                                                      (Registrant)

DATED:	May 14, 2001                       by: /s/ Antonio Santiago
                                                  ---------------------
                                                 Antonio Santiago,
                                                 Vice President of Finance

DATED:   May 14, 2001                       by: /s/ Gregory C. McPherson
                                                ------------------------
                                                 Gregory C. McPherson,
                                                 Interim President