Form 10QSB
period 2001-06-30
HEALTHY PLANET PRODUCTS INC
filed 2001-08-14
CIK 768260

SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549
                        ----------------------

                                FORM 10-QSB


   [X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

   For the quarterly period ended June 30, 2001

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

   As of August 14, 2001, there were issued and outstanding 3,840,584 shares of common stock of the registrant (exclusive of 31,335 shares of voting Series D Preferred Stock convertible into 31,335 shares of common stock).

   Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

                                    INDEX

                        HEALTHY PLANET PRODUCTS, INC.




                                                                  PAGE
                                                                  ----

PART I.   FINANCIAL INFORMATION

   Item 1.  Financial Statements

      Balance Sheet as of June 30, 2001 (unaudited)                3

      Statements of Operations for the three-months ended
       and six-months ended June 30, 2001 and 2000 (unaudited)     4

      Statement of Cash Flows for the six-months
       ended June 30, 2001 and 2000 (unaudited)                    5

      Notes to the Financial Statements                            6

   Item 2.  Management's Discussion and Analysis of                8
            Financial Condition and Results of Operations


PART II.   OTHER INFORMATION

   Item 1.  Legal Proceedings                                     11

   Item 6.  Exhibits and Reports on Form 8-K                      12

SIGNATURES                                                        12

                       PART I.   FINANCIAL INFORMATION

Item 1.    Financial Statements

                                BALANCE SHEET
                                 (Unaudited)
                                                           June 30, 2001
                                                           -------------
                                   ASSETS

CURRENT ASSETS
   Cash                                                      $   278,904
   Accounts receivable - net of allowances
     for doubtful accounts and returns of $131,113               414,831
   Inventories                                                   545,034
   Prepaid expenses                                               25,910
                                                              ----------
         Total current assets                                  1,264,679
                                                              ----------

PROPERTY AND EQUIPMENT, at cost, net of accumulated
     depreciation and amortization                               458,337
                                                              ----------
OTHER ASSETS
   Security deposits                                              34,277
   Publishing rights - net of accumulated
     amortization of $290,466                                    115,438
   Other                                                          42,362
                                                              ----------
         Total other assets                                      192,077
                                                              ----------
TOTAL ASSETS                                                 $ 1,915,093
                                                              ==========

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
   Accounts payable                                          $ 1,049,583
   Royalties payable                                              77,801
   Commissions payable                                            46,462
   Series B preferred stock redemption and
     dividends payable                                           161,500
   Accrued wages, bonuses and payroll taxes                       72,197
   Accrued liabilities                                            59,743
   Note payable to related party                                 135,549
   Current portion of obligations under capital lease             99,763
                                                              ----------
         Total current liabilities                             1,702,598
                                                              ----------

SHAREHOLDERS' EQUITY
   Common stock, $.01 par value, 12,000,000 shares
     authorized, 3,840,584 shares issued and outstanding          38,406
   Preferred stock, Series D, $.10 par value, with
     aggregate liquidation preferences of $160,100,
     371,009 shares authorized, 31,335 issued
     and outstanding                                               3,134
   Additional paid-in capital                                 14,670,188
   Accumulated deficit                                       (14,499,233)
                                                              ----------
         Total shareholders' equity                              212,495
                                                               ---------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                   $ 1,915,093
                                                              ==========

   The accompanying notes are an integral part of these financial statements.

                        HEALTHY PLANET PRODUCTS, INC.
                          STATEMENTS OF OPERATIONS
                                 (Unaudited)

                                          Three Months              Six Months
                                          Ended June 30,            Ended June 30,
                                        -------------------        ---------------

                                         2001         2000         2001        2000
                                         ----         ----         ----        ----
NET SALES                            $  509,294   $1,111,092   $1,225,027   $2,064,899

COST OF GOODS SOLD                      291,305      565,071      637,098    1,069,706
                                      ---------    ---------    ---------    ---------
GROSS PROFIT                            217,989      546,021      587,929      995,193
                                      ---------    ---------    ---------    ---------

OPERATING EXPENSES
   Selling, shipping and marketing      327,362      407,733      701,618      911,050
   General and administrative           220,017      401,899      504,578      725,100
                                      ---------    ---------     --------    ---------
                                        547,379      809,632    1,206,196    1,636,150
                                      ---------    ---------     --------    ---------

OPERATING LOSS                         (329,390)    (263,611)   (618,267)    (640,957)
                                      ---------    ---------     --------    ---------

OTHER INCOME/(EXPENSE)
   Interest expense                     (8,040)       (1,471)     (17,238)      (4,568)
   Interest income                           0         7,121            0       17,233
   Other income                              0            34            0        2,974
                                       --------     ---------     -------     --------
                                        (8,040)        5,684      (17,238)      15,639
                                      ---------     ---------     -------     --------

LOSS BEFORE TAXES                     (337,430)     (257,927)    (635,505)    (625,318)

PROVISION FOR INCOME TAXES                   0             0            0          800
                                     ---------     ---------      -------     --------

NET LOSS                           $ (337,430)   $ (257,927)   $(635,505)    $(626,118)
                                     =========     =========     ========     ========

BASIC AND DILUTED LOSS                 ($0.09)       ($0.07)      ($0.17)      ($0.16)
   PER COMMON SHARE
WEIGHTED AVERAGE COMMON
   SHARES OUTSTANDING               3,840,584     3,840,584     3,840,584    3,840,584
                                    =========     =========     =========    =========



   The accompanying notes are an integral part of these financial statements.

                            HEALTHY PLANET PRODUCTS, INC.
                               STATEMENT OF CASH FLOWS
                                       (Unaudited)


                                                    Six Months Ended June 30,
                                                         2001        2000
                                                        ------      ------
CASH FLOWS FROM OPERATING ACTIVITIES:

   Net Loss                                           ($635,505)  ($626,118)
   Adjustments to reconcile net loss to net cash
    from operating activities
      Depreciation and amortization                     158,294     161,240
      Allowance for doubtful accounts and returns      (604,187)   (166,548)
      Inventory reserve                                (116,789)   (187,647)

      Changes in:
      Accounts receivable                             1,017,856    (140,804)
      Inventories                                        71,312     169,998
      Advance on royalties                                    0      12,821
      Prepaid expenses                                   33,090      46,198
      Accounts payable                                  231,083     142,485
      Royalties payable                                 (69,099)     10,747
      Commissions payable                                (8,738)    (20,602)
      Accrued wages, bonus & payroll taxes              (13,303)    (99,409)
      Accrued liabilities                                37,543      82,305
                                                      ---------    --------
         Net cash from operating activities             101,557    (615,334)
                                                      ---------    --------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of property and equipment                    (7,529)    (86,523)
   Purchase of publishing rights                        (27,277)    (92,445)
   Security deposits                                          0       4,860
   Leasehold improvements                                     0     (78,507)
                                                      ---------    --------
         Net cash from investing activities             (34,806)   (252,615)
                                                      ---------    --------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Net proceeds from capital lease                            0     133,496
   Payments on obligations under capital lease          (11,247)          0
                                                      ---------    --------
         Net cash from financing activities             (11,247)    133,496
                                                      ---------    --------

INCREASE/DECREASE IN CASH                                55,504    (734,453)
CASH, BEGINNING OF PERIOD                               223,400   1,298,723
                                                      ---------   ---------
CASH, END OF PERIOD                                  $  278,904  $  564,270
                                                      =========   =========

SUPPLEMENTARY CASH FLOW INFORMATION INCLUDES THE FOLLOWING:
   Cash paid during the period for:
      Interest                                            $3,014     $4,568
      Income taxes                                            $0       $800


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

Certain reclassifications have been made to the financial statements as of June 30, 2000 and for the three and six months then ended to conform with the current quarter presentation.


NOTE 2 - GOING CONCERN
----------------------

The Company has experienced recurring losses and use of cash from operations
and is currently in default on its note secured by its receivables.   Due to
the depletion of cash reserves, combined with unexpected bad debts and increased returns subsequent to year-end, and declining sales figures, the Company will not be able to finance operations. This creates a substantial doubt about the Company's ability to continue as a going concern. The Company's continued existence is dependent on several factors including the Company's ability to obtain additional financing, increase revenues and reduce cost of operations to generate positive cash flows. To date, management has not been able to attract financing from outside sources, but continues exploring other ways to raise working capital. In addition, management of the Company has developed plans that it believes will improve cash flow from operations for 2001: (i) the reduction in rent expense that commenced in June 2000, (ii) the decrease in minimum royalties that will be paid during 2001, (iii) the reduction or elimination of product lines and their related overhead that generate insufficient profit margins, (iv) diversifying its sales efforts to open new accounts with national retailers, and (v) shifting to less expensive suppliers for certain product lines.

The ability of the Company to continue as a going concern is dependent on the Company's ability to attract additional financing, its ability to successfully deal with its secured and general unsecured creditors, and the success of management's plans. The financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.

(unaudited)

NOTE 3 - INVENTORIES
--------------------

      Inventories consist of the following:
                                                                 June 30,
                                                                   2001
                                                                 -------

         Raw materials                                       $         0
         Work-in-process                                         168,131
         Finished goods                                          376,903
                                                              ----------
                                                             $   545,034
                                                               =========

NOTE 4 - PROPERTY AND EQUIPMENT
-------------------------------

      Property and equipment consist of the following:
                                                                June 30,
                                                                  2001
                                                                -------

         Machinery, equipment and leasehold improvements     $   826,900
         Molds                                                   406,000
         Color separations                                       375,700
         Furniture and fixtures                                  100,800
         Equipment under capital lease                           142,500
         Computer software                                       225,000
                                                               ---------
                                                               2,076,900
      Less accumulated depreciation and amortization          (1,618,563)
                                                               ---------

                                                             $   458,337
                                                               =========

NOTE 5 - CONTINGENCY
---------------------

In December 1999, the Company notified the Sierra Club that it would not be continuing its license agreement with the Sierra Club beyond 1999. In June 2000, Sierra Club commenced an arbitration proceeding against the Company before the American Arbitration Association in San Francisco, California. The arbitration seeks damages in excess of $412,000 arising out of the alleged breach of contract by the Company, as well as declaration that the Sierra Club is entitled to future payments under the contract. The Company has filed its answer to the arbitration claim, in which it denied the allegations of the claim and set forth certain affirmative defenses. The Company further asserted certain counterclaims against the Sierra Club arising out of breaches by the Sierra Club of the same agreement. A hearing date for the arbitration has been set for April 22, 2002. Although, The Company believes that it has good and meritorious defenses to the claim and that its counterclaims are substantial, should Sierra Club ultimately prevail with a judgment in the amount it is seeking, it would seriously affect the Company's ability to continue operations.

The Company is also a defendant to several collection actions brought by various vendors incidental to the Company's business. Many of those claims are disputed and the Company continues to seek ways to resolve these lawsuits on a reasonable basis.


Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Special Note Regarding Forward-Looking Statements
-------------------------------------------------

Certain statements in this Form 10-QSB, including information set forth under
Item 6 "Management's Discussion and Analysis of Financial Condition and Results of Operations" constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Act"). The Company desires to avail itself of certain "safe harbor" provisions of the Act and is therefore including this special note to enable the Company to do so. Forward-looking statements included in this Form 10-QSB or hereafter included in other publicly available documents filed with the Securities and Exchange Commission, reports to the Company's stockholders and other publicly available statements issued or released by the Company involve known and unknown risks, uncertainties, and other factors, including those discussed below and in the Company's Form 10-KSB for the year ended December 31, 2000, which could cause the Company's actual results, performance (financial or operating) or achievements to differ from the future results, performance (financial or operating) achievements expressed or implied by such forward looking statements. Such future results are based upon management's best estimates based upon current conditions and the most recent results of operations. These include management's forecasts for sales, purchasing plans and programs of certain large chain buyers relating to holiday product, net operating losses in each of the four most recent fiscal years, general economic conditions for the Company's product lines, competition generally and specifically relating to greeting cards having environmental, nature or wildlife themes, the ability of the Company to sustain consumer demand for the Company's principal card lines, the absence of long term supply contracts which could make production costs unpredictable, the ability to obtain additional operating capital in order to sustain operations, the ability to deal with its secured and general unsecured creditors, and its ability to meet the continued listing requirements of the American Stock Exchange.


Sales
-----

For the six months ended June 30, 2001, the Company's net sales amounted to $1,225,027 which reflected a decrease of $839,872 or 40.7% versus last year's six month results of $2,064,899. Adoption kit sales decreased by 28.8% and paper product sales decreased by 43.4%. The loss of sales to a distributor, to two closed dot.com companies and to Natural Wonders, a key account that filed Chapter 11 bankruptcy protection, combined with the general weakness of the retail economy all contributed to the decrease.

For the three months ended June 30, 2001, the Company's net sales amounted to $509,294 which reflected a decrease of $601,798 or 54.2% versus last year's three month results of $1,111,092. Adoption kit sales decreased by 60.8% and paper product sales decreased by 44.0%. The loss of sales to a distributor, to two closed dot.com companies and to Natural Wonders, a key account that filed Chapter 11 bankruptcy protection, combined with the general weakness of the retail economy all contributed to the decrease.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS   (continued)

Gross Profit
------------

For the six months ended June 30, 2001, gross profit amounted to $587,929 or 48.0% of sales. For the comparable prior year period, gross profit amounted to $995,193 or 48.2% of sales. Lower sales on fixed overhead costs negated the positive effect of decreased sales of lower margined products.

For the three months ended June 30, 2001, gross profit amounted to $217,989 or 42.8% of sales. For the comparable prior year period, gross profit amounted to $546,021 or 49.1% of sales. Lower sales on fixed overhead costs contributed to the decline at gross margin.

Operating Expenses
------------------

For the six months ended June 30, 2001, selling shipping and marketing expenses amounted to $701,618 reflecting a decrease of $209,432 or 23.0% versus the prior year period of $911,050. This decrease was a result of reductions in sales, marketing and warehouse staffing, lower shipping expenses and cutbacks in other selling and marketing expenses.

For the three months ended June 30, 2001, selling, shipping and marketing expenses amounted to $327,362 reflecting a decrease of $80,371 or 19.7% versus the prior year period of $407,733. This decrease was a result of reductions in sales, marketing and warehouse staffing, lower shipping expenses and cutbacks in other selling and marketing expenses.

General and administrative expenses amounted to $504,578 for the six months ended June 30, 2001, reflecting a decrease of $220,522 or 30.4% versus the prior year period of $725,100. This decrease was a result of reductions in office staffing, professional fees and medical insurance costs partially offset by an increase in triple net rent expenses.

General and administrative expenses amounted to $220,017 for the three months ended June 30, 2001, reflecting a decrease of $181,882 or 45.3% versus the prior year period of $401,899. The decrease for the period was a result of reductions in office staffing, professional fees and medical insurance costs partially offset by an increase in triple net rent expenses.

Income
------

An operating loss of $618,267 was incurred for the six months ended June 30, 2001, an improvement of $22,690 compared to the prior period's loss of $640,957. Interest expense of $17,238 increased the operating loss to result in a net loss before income taxes of $635,505. For the prior year period, the net loss before income taxes amounted to $625,318. Net loss for the six months ended June 30, 2001 amounted to $635,505 or $.17 per share, compared to the prior year's net loss of $626,118 or $.16 per share. All per share amounts are based on the weighted average common shares outstanding for the period.

An operating loss of $329,390 was incurred for the three months ended June
30, 2001, an increase of $65,779 compared to the prior period's loss of $263,611. Interest expense of $8,040 increased the operating loss to result in a net loss of $337,430 or $.09 per share. For the prior year period, the net loss amounted to $257,927 or $.07 per share. All per share amounts are based on the weighted average common shares outstanding for the period.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS	  (continued)

Balance Sheet
-------------

Total assets at June 30, 2001 amounted to $1,915,093, which reflected a decrease versus the December 31, 2000 level of $2,384,300 by $469,207. Decreases in receivables, prepaid assets and fixed assets were partially offset by increases in cash and inventories. Total current liabilities amounted to $1,702,598 as of June 30, 2001, which reflected an increase of $230,598 versus the December 31, 2000 level of $1,472,000. The increase was a result of increases in trade payables and accrued liabilities offset by decreases in royalties payable, commissions and accrued wages.


Liquidity and Capital Resources
-------------------------------

At June 30, 2001, the Company's current liabilities exceeded its current assets by $437,919. This compared to December 21, 2000 positive working capital level of $138,400 for a decline of $576,319. Net cash from operating activities during the six months ended June 30, 2001 amounted to $101,557. The net loss of $635,505 and changes in non-cash items of $562,682 were offset by $1,299,744 provided by changes in net receivables, inventory, and other assets and liabilities.

Cash used by investing activities amounted to $34,806 to purchases color separations and publishing rights. Cash used by financing activities consisted of $11,247 in principal repayments of capital leases.

The primary source of the Company's liquidity during the past several years has been sales of the Company's securities. A rights offering made to the Company's stockholders in 1999, in which the Company issued an aggregate of 1,582,216 shares of Common Stock, resulted in the receipt by the Company of an aggregate of $1,665,500 in gross proceeds. Of that amount, a total of $1,152,113 was contributed by The InterGroup Corporation ("InterGroup"), the Company's Chairman, and an affiliate of InterGroup. After a search for other sources of operating capital, the Company borrowed the sum $500,000 from InterGroup on October 13, 2000. This loan was evidenced by a promissory note secured by all of the Company's accounts receivables and the proceeds therefrom. The loan, bearing interest at the rate of 13.875% per annum, was due February 28, 2001 and was subsequently extended to April 30, 2001. Although this obligation is currently in default, InterGroup has not taken action to foreclose on its security interest to date, and management continues to negotiate with InterGroup regarding additional financial assistance. The Company's Chairman is also the Chairman and a principal shareholder of InterGroup.

The Company has experienced recurring losses and use of cash from operations
and is currently in default on its note secured by its receivables.   Due to
the depletion of cash reserves, combined with unexpected bad debts and increased returns subsequent to year-end, and declining sales figures, the Company will not be able to finance operations. This creates a substantial doubt about the Company's ability to continue as a going concern. The Company's continued existence is dependent on several factors including the Company's ability to obtain additional financing, increase revenues and reduce cost of operations to generate positive cash flows and to successfully deal with its secured and general unsecured creditors. To date, management has not been able to attract financing from outside sources. The Company is exploring other ways to raise working capital. In addition, management of the Company has developed plans that it believes will improve cash flow from operations for 2001: (i) the reduction in rent expense that commenced in June 2000, (ii) the decrease in minimum royalties that will be paid during 2001,
(iii) the reduction or elimination of product lines and their related overhead that generate insufficient profit margins, (iv) diversifying its sales efforts to open new accounts with national retailers and (v) shifting to less expensive suppliers for certain product lines. In addition, on May 9, 2001, the Company appointed a special committee of the Board of Directors to address the issue of the Company's accounts payable and to seek appropriate resolution of those obligations. The ability of the Company to continue as a going concern is dependent on the Company's ability to attract financing and the success of management's plans.


Effects of Inflation
--------------------

The Company does not view the effects of inflation as having a material effect upon its business. Increases in paper and labor costs have been offset by obtaining new product sources and replacing certain in-house assembly, which have reduced the unit cost of the Company's card product. While the Company has in the past increased its prices to its customers, it has maintained its relative competitive price position within the general range of greeting cards.



                                   PART II
                               OTHER INFORMATION



Item 1.    Legal Proceedings

As previously reported, the Sierra Club filed an arbitration proceeding against the Company in June 2000, before the American Arbitration Association in San Francisco, California. Sierra Club seeks damages in excess of $412,000, arising out of the alleged breach of contract by the Company, as well as declaration that the Sierra Club is entitled to future payments under the contract. The Company has filed its answer to the arbitration claim, in which it denied the allegations of the claim and set forth certain affirmative defenses. The Company further set forth certain counterclaims against the Sierra Club arising out of breaches by the Sierra Club of the same agreement. A hearing date for the arbitration has been set for April 22, 2002 and discovery has yet to commence. Although, The Company believes that it has good and meritorious defenses to the claim and that its counterclaims are substantial, should Sierra Club ultimately prevail with a judgment in the amounts it is seeking, it would seriously affect the Company's ability to continue operations.

The Company is also a defendant to several collection actions brought by various vendors incidental to the Company's business. Most of those claims are disputed and the Company continues to seek ways to resolve these lawsuits on a reasonable basis.

Item 6.    Exhibits and Reports on Form 8-K
           --------------------------------
       (a) Reports on Form 8-K - During the quarter ended June 30, 2001, the following reports on Form 8-k were filed by the Registrant.

       Date of Report           Item Reported             Description
       --------------           -------------             ------------

       April 26, 2001           Item 5. Other       Resignation of Donald L.
                                 Events             Beckman as Executive Vice
                                                    President and COO and
                                                    appointment of James P.
                                                    Battle as Vice President
                                                    of Operations



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

                                              HEALTHY PLANET PRODUCTS, INC.
                                                      (Registrant)

DATED:   August 13, 2001                       by: /s/ Antonio Santiago
                                                  ----------------------
                                                  Antonio Santiago,
                                                  Vice President of Finance

DATED:   August 13, 2001                       by: /s/ Gregory C. McPherson
                                                  --------------------------
                                                  Gregory C. McPherson,
                                                  Interim President