Form 10QSB
period 2001-09-30
HEALTHY PLANET PRODUCTS INC
filed 2001-11-14
CIK 768260

SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549
                        ----------------------

                                FORM 10-QSB


   [X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

   For the quarterly period ended September 30, 2001

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

   As of October 14, 2001, there were issued and outstanding 3,840,584 shares of common stock of the registrant (exclusive of 31,335 shares of voting Series D Preferred Stock convertible into 31,335 shares of common stock).

   Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

                                    INDEX

                        HEALTHY PLANET PRODUCTS, INC.




                                                                  PAGE
                                                                  ----

PART I.   FINANCIAL INFORMATION

   Item 1.  Financial Statements

      Balance Sheet as of September 30, 2001 (unaudited)           3

      Statements of Operations for the three-months ended and
       nine-months ended September 30, 2001 and 2000 (unaudited)   4

      Statement of Cash Flows for the nine-months
       ended September 30, 2001 and 2000 (unaudited)               5

      Notes to the Financial Statements                            6

   Item 2.  Management's Discussion and Analysis of                8
            Financial Condition and Results of Operations


PART II.   OTHER INFORMATION

   Item 1.  Legal Proceedings                                     11

   Item 6.  Exhibits and Reports on Form 8-K                      12

SIGNATURES                                                        12


                        PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements

                                BALANCE SHEET
                                 (Unaudited)
                                                             September 30, 2001
                                                             ------------------
                                   ASSETS

CURRENT ASSETS
   Cash                                                          $    16,467
   Accounts receivable - net of allowances
     for doubtful accounts and returns of $110,793                   904,990
   Inventories                                                       456,644
   Prepaid expenses                                                   50,648
                                                                  ----------
         Total current assets                                      1,428,749
                                                                  ----------

PROPERTY AND EQUIPMENT, at cost, net of accumulated
     depreciation and amortization                                   329,713
                                                                  ----------
OTHER ASSETS
   Security deposits                                                  34,277
   Publishing rights - net of accumulated
     amortization of $310,766                                         99,972
   Other                                                              34,512
                                                                  ----------
         Total other assets                                          168,761
                                                                  ----------
TOTAL ASSETS                                                     $ 1,927,223
                                                                  ==========

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
   Accounts payable                                              $   788,708
   Royalties payable                                                  99,244
   Commissions payable                                                68,906
   Series B preferred stock redemption and
     dividends payable                                               161,500
   Accrued wages, bonuses and payroll taxes                           49,185
   Accrued liabilities                                                74,245
   Note payable to related party                                     135,549
   Current portion of obligations under capital lease                 99,763
                                                                  ----------
          Total current liabilities                                1,477,100
                                                                  ----------

SHAREHOLDERS' EQUITY
   Common stock, $.01 par value, 12,000,000 shares
     authorized, 3,840,584 shares issued and outstanding              38,406
   Preferred stock, Series D, $.10 par value, with
     aggregate liquidation preferences of $160,100,
     371,009 shares authorized, 31,335 issued
     and outstanding                                                   3,134
   Additional paid-in capital                                     14,670,188
   Accumulated deficit                                           (14,261,605)
                                                                  ----------
         Total shareholders' equity                                  450,123
                                                                   ---------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                       $ 1,927,223
                                                                  ==========

   The accompanying notes are an integral part of these financial statements.



                        HEALTHY PLANET PRODUCTS, INC.
                          STATEMENTS OF OPERATIONS
                               (Unaudited)


                                       Three Months                Nine Months
                                          Ended September 30,      Ended September 30,
                                        -------------------        -----------------

                                         2001         2000         2001        2000
                                         ----         ----         ----        ----
NET SALES                           $  999,621   $1,728,880   $2,224,648   $3,793,782

COST OF GOODS SOLD                     489,228      691,042    1,126,326    1,760,748
                                      ---------    ---------    ---------    ---------
GROSS PROFIT                           510,393    1,037,838    1,098,322    2,033,034
                                      ---------    ---------    ---------    ---------

OPERATING EXPENSES
   Selling, shipping and marketing     280,662      504,115      982,280    1,415,165
   General and administrative          196,715      326,049      701,293    1,051,155
                                     ---------    ---------     --------    ---------
                                       477,377      830,164    1,683,573    2,466,320
                                     ---------    ---------     --------    ---------

OPERATING INCOME(LOSS)                 33,016       207,674     (585,251)    (433,286)
                                     ---------    ---------     --------    ---------

OTHER INCOME/(EXPENSE)
   Interest expense                    (7,036)       (5,469)     (24,274)     (10,037)
   Interest income                          0         3,138            0       19,372
   Other income                             0             0            0        3,975
                                      --------     ---------     -------     --------
                                       (7,036)       (2,331)     (24,274)      13,310
                                     ---------     ---------     -------     --------

INCOME(LOSS) BEFORE INCOME TAXES
   AND EXTRAORDINARY ITEM              25,980       205,343     (609,525)    (419,976)
PROVISION FOR TAXES                       800             0          800          800
                                    ---------     ---------     ---------    ---------

INCOME(LOSS) BEFORE EXTRAORDINARY
ITEM                                   25,180       205,343     (610,325)    (420,776)
EXTRAORDINARY ITEM                    212,420             0      212,420            0
                                    ---------     ---------      -------     --------

NET INCOME(LOSS)                  $   237,600    $  205,343    $(397,905) $  (420,776)
                                    =========     =========     ========     ========

BASIC AND DILUTED LOSS                  $0.06         $0.05       ($0.10)      ($0.11)
   PER COMMON SHARE
WEIGHTED AVERAGE COMMON
   SHARES OUTSTANDING               3,840,584     3,840,584     3,840,584    3,840,584
                                    =========     =========     =========    =========


   The accompanying notes are an integral part of these financial statements.




                            HEALTHY PLANET PRODUCTS, INC.
                               STATEMENT OF CASH FLOWS
                                     (Unaudited)


                                               Nine Months Ended September 30,
                                                         2001        2000
                                                        ------      ------
CASH FLOWS FROM OPERATING ACTIVITIES:

   Net Loss                                           ($397,905)  ($420,776)
   Adjustments to reconcile net loss to net cash
    from operating activities
      Depreciation and amortization                     237,788     252,853
      Allowance for doubtful accounts and returns      (624,507)   (100,549)
      Inventory reserve                                (123,126)   (350,588)
      Extraordinary item                               (212,420)          0

   Changes in:
      Accounts receivable                               548,017  (1,144,803)
      Inventories                                       165,982     275,470
      Advance on royalties                                    0      17,221
      Prepaid expenses                                    8,352      37,609
      Accounts payable                                  265,059     496,099
      Royalties payable                                 (47,656)      2,413
      Commissions payable                                13,706      76,779
      Accrued wages, bonus & payroll taxes              (36,315)    (66,294)
      Accrued liabilities                                52,045     (15,475)
                                                      ---------    --------
         Net cash from operating activities            (150,980)   (940,041)
                                                      ---------    --------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of property and equipment                   (12,679)   (126,258)
   Purchase of publishing rights                        (32,027)   (108,195)
   Security deposits                                          0       4,860
   Leasehold improvements                                     0     (78,507)
                                                      ---------    --------
         Net cash from investing activities             (44,706)   (308,100)
                                                      ---------    --------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Net proceeds from capital lease                            0     121,855
   Payments on obligations under capital lease          (11,247)          0
                                                      ---------    --------
         Net cash from financing activities             (11,247)    121,855
                                                      ---------    --------

DECREASE IN CASH                                       (206,933) (1,126,286)
CASH, BEGINNING OF PERIOD                               223,400   1,298,723
                                                      ---------   ---------
CASH, END OF PERIOD                                  $   16,467  $  172,437
                                                      =========   =========

SUPPLEMENTARY CASH FLOW INFORMATION INCLUDES THE FOLLOWING:
   Cash paid during the period for:
      Interest                                            $3,014    $10,037
      Income taxes                                          $800       $800


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

Certain reclassifications have been made to the financial statements as of September 30, 2000 and for the three and nine months then ended to conform with the current quarter presentation.


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

(unaudited)

NOTE 3 - INVENTORIES
--------------------

      Inventories consist of the following:
                                                             September 30,
                                                                   2001
                                                                 -------

         Work-in-process                                     $   115,032
         Finished goods                                          341,612
                                                              ----------
                                                             $   456,644
                                                               =========

NOTE 4 - PROPERTY AND EQUIPMENT
-------------------------------

      Property and equipment consist of the following:
                                                            September 30,
                                                                  2001
                                                                -------

         Machinery, equipment and leasehold improvements     $   528,078
         Molds                                                   406,000
         Color separations                                       380,838
         Furniture and fixtures                                  100,800
         Equipment under capital lease                           142,500
         Computer software                                       225,000
                                                               ---------
                                                               1,783,216
      Less accumulated depreciation and amortization          (1,453,503)
                                                               ---------

                                                             $   329,713
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

The Company is also a defendant to several collection actions brought by various creditors incidental to the Company's business. Many of those claims are disputed and the Company continues to seek ways to resolve these lawsuits on a reasonable basis.

NOTE 6 - EXTRAORDINARY ITEM
---------------------------

During the quarter ended September 30, 2001, the Company negotiated reduced payments on payables to several creditors. The resulting gain from amounts forgiven by creditors of $212,420, or $0.06 per share, is presented as an extraordinary item. Payments included a combination of cash and equipment. The fair value of equipment transferred to creditors approximated book value at the date of transfer.



Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Special Note Regarding Forward-Looking Statements
-------------------------------------------------

Certain statements in this Form 10-QSB, including information set forth under
Item 6 "Management's Discussion and Analysis of Financial Condition and Results of Operations" constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Act"). The Company desires to avail itself of certain "safe harbor" provisions of the Act and is therefore including this special note to enable the Company to do so. Forward-looking statements included in this Form 10-QSB or hereafter included in other publicly available documents filed with the Securities and Exchange Commission, reports to the Company's stockholders and other publicly available statements issued or released by the Company involve known and unknown risks, uncertainties, and other factors, including those discussed below and in the Company's Form 10-KSB for the year ended December 31, 2000, which could cause the Company's actual results, performance (financial or operating) or achievements to differ from the future results, performance (financial or operating) achievements expressed or implied by such forward looking statements. Such future results are based upon management's best estimates based upon current conditions and the most recent results of operations. These include management's forecasts for sales, purchasing plans and programs of certain large chain buyers, net operating losses in each of the four most recent fiscal years, general economic conditions for the Company's product lines, competition generally and specifically relating to greeting cards having environmental, nature or wildlife themes, the ability of the Company to sustain consumer demand for the Company's principal card lines, the absence of long term supply contracts which could make production costs unpredictable, the ability to obtain additional operating capital in order to sustain operations, the ability to deal with its secured and general unsecured creditors, its ability to meet the continued listing requirements of the American Stock Exchange, and certain other risks and uncertainties such as the impact of terrorism and war on the national economy and retailers.

Sales
-----

For the nine months ended September 30, 2001, the Company's net sales amounted to $2,224,648, which reflected a decrease of $1,569,134 or 41.4% versus last year's nine month results of $3,793,782. Adoption kit sales decreased by 47.4% and paper product sales decreased by 40.0%. The loss of sales to a distributor, to two closed dot.com companies and to Natural Wonders, a key account that filed Chapter 11 bankruptcy protection, combined with the general weakness of the retail economy all contributed to the decrease.

For the three months ended September 30, 2001, the Company's net sales amounted to $999,621, which reflected a decrease of $729,259 or 42.2% versus last year's three month results of $1,728,880. Adoption kit sales decreased by 65.1% and paper product sales decreased by 38.0%. The loss of sales to a distributor, to two closed dot.com companies and to Natural Wonders, a key account that filed Chapter 11 bankruptcy protection, combined with the general weakness of the retail economy all contributed to the decrease.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS   (continued)

Gross Profit
------------

For the nine months ended September 30, 2001, gross profit amounted to $1,098,322 or 49.4% of sales. For the comparable prior year period, gross profit amounted to $2,033,034 or 53.5% of sales. Lower sales on fixed overhead costs negated the positive effect of decreased sales of lower margined products.

For the three months ended September 30, 2001, gross profit amounted to $510,393 or 51.1% of sales. For the comparable prior year period, gross profit amounted to $1,037,838 or 60.0% of sales. Lower sales on fixed overhead costs negated the positive effect of decreased sales of lower margined products.

Operating Expenses
------------------

For the nine months ended September 30, 2001, selling shipping and marketing expenses amounted to $982,280 reflecting a decrease of $432,885 or 30.6% versus the prior year period of $1,415,165. This decrease was a result of reductions in sales, marketing and warehouse staffing, lower shipping expenses and cutbacks in other selling and marketing expenses.

For the three months ended September 30, 2001, selling, shipping and marketing expenses amounted to $280,662 reflecting a decrease of $223,453 or 44.3% versus the prior year period of $504,115. This decrease was a result of reductions in sales, marketing and warehouse staffing, lower shipping expenses and cutbacks in other selling and marketing expenses.

General and administrative expenses amounted to $701,293 for the nine months ended September 30, 2001, reflecting a decrease of $349,862 or 33.3% versus the prior year period of $1,051,155. This decrease was a result of reductions in office staffing, professional fees and medical insurance costs partially offset by an increase in triple net rent expenses.

General and administrative expenses amounted to $196,715 for the three months ended September 30, 2001, reflecting a decrease of $129,334 or 40.0% versus the prior year period of $326,049. The decrease for the period was a result of reductions in office staffing, professional fees and medical insurance costs partially offset by an increase in triple net rent expenses.

Income
------

An operating loss of $585,251 was incurred for the nine months ended September 30, 2001, an increase of $151,965 compared to the prior period's loss of $433,286. Interest expense of $24,274 increased the operating loss to result in a net loss before income taxes and extraordinary item of $610,325. For the prior year period, the net loss before income taxes and extraordinary item amounted to $419,976. Income taxes of $800 and extraordinary income of $212,420 from creditor renegotiations and settlements resulted in a net loss of $397,905 or $.10 per share for the nine months ended September 30, 2001, compared to the prior year's net loss of $420,776 or $.11 per share. All per share amounts are based on the weighted average common shares outstanding for the period.

Operating income of $33,016 was generated for the three months ended September 30, 2001, a decrease of $174,658 compared to the prior period's

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS   (continued)

operating income of $207,674. Interest expense of $7,036 reduced the operating income to result in a net income before income taxes and extraordinary item of $25,980. For the prior year period, the net income before income taxes and extraordinary item amounted to $205,343. Income taxes of $800 and extraordinary income of $212,420 from creditor renegotiations and settlements resulted in net income of $237,600 or $.06 per share for the three months ended September 31, 2001, compared to the prior year's net income of $205,343 or $.05 per share. All per share amounts are based on the weighted average common shares outstanding for the period.


Balance Sheet
-------------

Total assets at September 30, 2001 amounted to $1,927,223, which reflected a decrease versus the December 31, 2000 level of $2,384,300 by $457,077. Decreases in cash, inventories, prepaid assets and fixed assets were partially offset by an increase in receivables. Total current liabilities amounted to $1,477,100 as of September 30, 2001, which reflected an increase of $5,100 versus the December 31, 2000 level of $1,472,000. The increase was a result of increases in commissions and accrued liabilities partially offset by decreases in trade payables, royalties payable and accrued wages.


Liquidity and Capital Resources
-------------------------------

At September 30, 2001, the Company's current liabilities exceeded its current assets by $48,351. This compared to December 31, 2000 positive working capital level of $138,400 for a decline of $186,751. Net cash used by operating activities during the nine months ended September 30, 2001 amounted to $150,980. The net loss of $397,905 and changes in non-cash items of $722,265 were partially offset by $969,190 provided by changes in net receivables, inventory, and other assets and liabilities.

Cash used by investing activities amounted to $44,706 to purchases color separations and publishing rights. Cash used by financing activities consisted of $11,247 in principal repayments of capital leases.

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

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS	  (continued)


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

The Company is also a defendant to several collection actions brought by various creditors incidental to the Company's business. Most of those claims are disputed and the Company continues to seek ways to resolve these lawsuits on a reasonable basis.

Item 6.    Exhibits and Reports on Form 8-K
           --------------------------------
   (a) Exhibits - None

   (b) Reports on Form 8-K - During the quarter ended September 30, 2001, the following report on Form 8-k were filed by the Registrant.

       Date of Report           Item Reported            Description
       --------------           -------------         ------------------
       October 22, 2001            Item 5.           Appointment of regional
                                 Other Events        Vice Presidents Sales;
                                                     Resignation of Vice
                                                     President Sales.




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

                                              HEALTHY PLANET PRODUCTS, INC.
                                                      (Registrant)

DATED:   October 14, 2001                     by: /s/ Antonio Santiago
                                                  ----------------------
                                                  Antonio Santiago,
                                                  Vice President of Finance

DATED:   October 14, 2001                     by: /s/ Gregory C. McPherson
                                                  --------------------------
                                                  Gregory C. McPherson,
                                                  Interim President