Form 10KSB
period 2001-12-31
HEALTHY PLANET PRODUCTS INC
filed 2002-03-29
CIK 768260

SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549
                    ----------------------------------

                                FORM 10-KSB

[X] Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2001

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

    Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B contained in this form, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendments to this Form 10-KSB. [X]

    The issuer's revenues for its most recent fiscal year ended December 31, 2001 were $2,936,500.

    On March 20, 2002, the aggregate market value of the voting stock of Healthy Planet Products, Inc., consisting of common stock, $.01 par value (the "Common Stock") held by non-affiliates of the Registrant was approximately $608,925 based on the closing price of $.26 per share for such Common Stock on said date as reported by the American Stock Exchange.

    In making the forgoing calculation, the Registrant has, for calculation purposes only, included all presently outstanding 31,335 shares of its Series D Preferred Stock, which is convertible into shares of Common Stock on a share-for-share basis.

    On March 20, 2002, there were 3,840,584 shares of Common Stock, $.01 par value, issued and outstanding (exclusive of 31,335 shares of voting Series D Preferred Stock convertible into 31,335 shares of Common Stock).


DOCUMENTS INCORPORATED BY REFERENCE:  None


                           TABLE OF CONTENTS

PART I                                                              PAGE

    Item  1.  Description of Business.                                3

    Item  2.  Description of Property.                                8

    Item  3.  Legal Proceedings.                                      8

    Item  4.  Submission of Matters to a Vote of
              Security Holders.                                       8

PART II

    Item  5.  Market For Common Equity and Related                    9
              Stockholder Matters.

    Item  6.  Management's Discussion and Analysis of Financial       10
              Condition and Results of Operations.

    Item  7.  Financial Statements and Supplementary Data.            12

    Item  8.  Changes in and Disagreements with Accountants on        13
              Accounting and Financial Disclosure.

PART III

    Item  9.  Directors, Executive Officers, Promoters and            13
              Control Persons; Compliance with Section 16(a) of The Exchange Act.

    Item 10.  Executive Compensation.                                 15

    Item 11.  Security Ownership of Certain Beneficial Owners and     19
              Management.

    Item 12.  Certain Relationships and Related Party Transactions.   21

    Item 13.  Exhibits, Financial Statement Schedules, and            23
              Reports on Form 8-K.

SIGNATURES                                                            24

                               PART I

Item 1. Business
        --------
Incorporation
-------------

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

    All of the Company's paper products are produced on elementally chlorine-free or recycled paper. The Company publishes and markets over 500 everyday, occasional and seasonal cards. The Company's products are predominantly marketed through approximately 110 independent sales representatives to over 4,300 retail sales outlets comprised of card shops, stationery stores, gift, notion and variety shops, drug stores, book stores, department stores and miscellaneous chain and retail sales outlets.

    In May 1999, the Company acquired The Evergreen Group? product lines from KT Holdings, Inc., a privately held company. The primary product is a line of endangered animal adoption kits marketed under the trademarks Friends of the Forest? and Friends of the Ocean?. These adoption kits are sold through multiple channels including specialty retail and gift stores, print catalogs, the internet, and directly to consumers via direct mail. A portion of the proceeds of each kit sold is paid as a royalty to a conservation group that assists in the development of the adoption kits.

General Business Developments During Most Recent Fiscal Year
------------------------------------------------------------

    During 2001, the Company continued its efforts to improve its cash flows and financial position by reducing operating costs and negotiating with its vendors and creditors. In the first quarter of 2001, the Company started to purchase most of its inventory outside of the country and fully assembled.
The shift to less expensive international suppliers was made possible by negotiating shorter lead times for delivery. During the third and fourth quarters of 2001, the Company negotiated reduced payments on amounts due to numerous vendors and other creditors. Those successful negotiations in restructuring the Company's debt resulted in a gain of $321,400, or $.08 per share, which is reported as an extraordinary item. Payments included a combination of cash and equipment. The fair value of equipment transferred to vendors approximated book value at the date of transfer.

    In October 2001, the Company's Vice President of Sales resigned his position. The Company decided not to hire a new national sales manager, but to restructure its sales department by hiring two new sales executives; one in charge of East Coast sales the other in charge of the West Coast. The Company believes that this restructuring will result more direct and regionally concentrated sales efforts and will improve the management of outside sales representatives. The East Coast position was filled in October, 2001 and the West Coast position in January, 2002.

    The Company has also entered into two financing transactions with a related party to obtain working capital in order to sustain operations, when efforts to attract outside financing were not successful. In October 2001, a significant shareholder, The InterGroup Corporation ("InterGroup") made available to the Company a $300,000 secured line of credit with an interest rate of 10% per annum to provide working capital for the Company. Loans made pursuant to the line of credit are evidenced by promissory notes that mature on June 30, 2002 and are secured by all of the Company's accounts receivable. Subject to shareholder approval, InterGroup has the right, but not the obligation, to convert any outstanding amounts due on the notes to common stock of the Company at a price equal to 10% above the average trading price of the Company's common stock for the 30 day period immediately preceding October 15, 2001. As of December 31, 2001, the aggregate principal balance of the notes made pursuant to the line of credit was approximately $270,000.

    Previously, in 2000, the Company borrowed the sum of $500,000 from InterGroup. This loan was evidenced by a promissory note secured by all of the Company's accounts receivables. The loan, bearing interest at the rate of 13.875% per annum, was due on February 28, 2001. InterGroup had agreed to an extension of that note until April 30, 2001 and the Company intends to negotiate a further extension of that note. As of December 31, 2001, the outstanding principal balance on that note was approximately $135,000. The Company's Chairman is also the Chairman and a principal shareholder of InterGroup.

    Subsequent to year end, the Company entered into an amendment and extension of its facility lease on March 4, 2002. The original lease was due to expire on April 15, 2002. Pursuant to that amendment, the Company surrendered approximately 16,343 square feet of its 26,331 square foot office and warehouse facility. The surrender of a portion of its leased premises is in furtherance of the Company's efforts to streamline operations and is in line with the Company's goal to eliminate any in-house assembly and reduce space requirements. As a result of that reduction of space, the Company is expected to realize a savings in rental expense of approximately $94,500 on an annualized basis beginning April 15, 2002 (see "Item 2. Properties").

    As a result of the depletion of cash reserves, primarily due to recurring losses, the Company continues to need additional sources of cash to finance operations. The Company is actively pursuing both debt and equity financing that would provide for the Company's financing needs through December 2002.
If the Company is unable to obtain such financing, it could impact its ability sustain operations. (See Item 6. Liquidity and Capital Resources.) The Company will also consider acquisitions and other business combinations if considered to be beneficial to the Company.

    The Company has also been notified by the American Stock Exchange ("AMEX") that it does not currently meet the Exchange's continued listing standards, including minimum stockholders' equity requirements. At this time, it is expected that the Company will submit a timely plan to AMEX to regain compliance with its continued listing standards by December 31, 2002. The Company makes no assurances that such a plan will in fact be submitted and, if submitted, will be accepted by AMEX or that the Company will be able to achieve such compliance.

Products
--------

Source of Product and Arrangement with Photographers and Others
---------------------------------------------------------------

    Published Product
    -----------------

    While the overall concept and design of its published products are developed by the Company in-house, it principally relies on independent, unaffiliated photographers to create images for its product lines. Agreements between the Company and its photographers apply to specific images submitted by a photographer and accepted by the Company. These agreements are exclusive as to those images, and do not normally cover all of a photographer's works. The Company utilizes an available pool of 600-700 photographers. It additionally receives unsolicited submissions from time to time from various photographers. When utilizing the work of a particular photographer, the Company generally makes a one time payment of approximately $300-$400, which entitles the Company to utilize the particular work for three to five years without further royalty payments. No single photographer with whom the Company has entered into a license or purchase of rights agreement has created products, which have accounted for 4% or more of the Company's sales in any year.

    License Agreements
    ------------------

    The Company has entered into licensing agreement with the National Wildlife Foundation expiring August 31, 2002. The agreement calls for royalty payments of 5% of net sales, as defined in the agreement, subject to a minimum annual royalty of $50,000. This agreement is cancelable with 60 days notice, as defined in the agreement. An option exists to extend the term of the agreement for another two years.

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

    During the year ended December 31, 2001, the Company made 52.6% and 20.9% of its purchases from two manufacturers or suppliers. Each of these suppliers is unaffiliated with the Company. The Company does not have any short or long term supply agreements or exclusive agreements with these suppliers. The Company believes that the loss of any of these suppliers would not have a material impact upon the Company's business, since it believes that multiple alternate suppliers are available to the Company at competitive prices.

Marketing and Sales
-------------------

    The Company's products are marketed to over 4,300 retail sales outlets which are comprised of card shops, stationery stores, gift and book stores, notions and variety shops, drug stores, department stores, and miscellaneous and multiple retail outlets. Two national retail chains accounted for approximately 18.9% and 13.5% of the Company's net sales for the year ended December 31, 2001. No other single customer of the Company accounted for 10% or more of the Company's net sales.

    In addition to its sales staff, the Company utilizes approximately 110 independent sales representatives who also represent the products of other companies. Independent sales representatives accounted for approximately 40.7% of Company sales for the year ended December 31, 2001 with the balance of Company sales being generated via direct customer contact. Independent sales representatives are paid a fixed sales commission ranging from 5% to 25% of sales. For the year ended December 31, 2001, a total of $206,981 in commissions was paid to the sales representatives. During this period, no single independent sales representative accounted for more than 10% of the Company's sales.

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

Advertising and Sales Promotion
-------------------------------

    The Company uses various methods to promote its products. It exhibits at certain trade and gift shows, and provides point of sale materials and a web site presence. In addition, it produces sales materials, which feature new products and merchandising programs. One of the Company's most effective forms of retail advertising is the visual display of its products in display space in retail outlets. The Company believes that its cause related, nature and wildlife card and other product lines will be the indirect beneficiary of the promotion of each particular cause, and consumer concerns for the environment and nature preservation.


Competition
-----------

    The greeting card, social stationery and gift industry is highly competitive. The Company only marginally competes with major traditional card companies, such as Hallmark Cards, Inc., American Greetings Corporation and Recycled Paper Products. The major greeting card companies have greater financial resources, market penetration and experience than the Company. The Company primarily competes with the smaller alternative card companies, several of whom have sales and resources greater than those of the Company; i.e., Paramount, Leanin' Tree, Renaissance, Suzy's Zoo, Avanti and Sunrise Publications (now part of Hallmark), among others.

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


Employees
---------

    The Company currently has 13 employees, including its three executive officers. Of the 13 employees, 9 are in administrative, managerial, and sales positions, and 4 are warehouse persons. In peak seasons, the Company may employ up to 4 temporary employees for its warehouse operation. None of the Company's employees are represented by a labor union, and the Company considers its relationship with its employees to be good.

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


Item 2.  Properties
         ----------

    The Company's offices, business and warehouse facilities are located 1700 Corporate Circle, Petaluma, California. On March 4, 2002, the Company entered into an amendment and extension of its lease agreement with RNM Lakeville LP, the landlord of its existing facility, pursuant to which the Company will surrender approximately 16,343 square feet of its approximate 26,331 square
feet of leased space.   The prior lease was due to expire on April 15, 2002.
The amended lease is for 9,988 square feet of office and warehouse space and extends the term through April 14, 2005. The amended lease provides for a monthly base rent of $8,000 effective April 15, 2002. In addition to the base rent, the Company is to pay, as additional rent, its share of operating expenses and real property taxes. The Company believes that its present facilities are now adequate and suitable for its present and anticipated future needs.


Item 3.  Legal Proceedings
         -----------------

        In June 2000, the Sierra Club filed an arbitration proceeding against the Company before the American Arbitration Association in San Francisco, California. Sierra Club seeks damages in excess of $412,000, arising out of an alleged breach of licensing agreement by the Company, as well as a declaration that the Sierra Club is entitled to future payments under the contract. The Company has filed its answer to the arbitration claim, in which it denied the allegations of the claim and set forth certain affirmative defenses. The Company further set forth certain counterclaims against the Sierra Club arising out of breaches by the Sierra Club of the same agreement. A hearing date for the arbitration has been set for April 22, 2002. The Company believes that it has good and meritorious defenses to the claim and is actively pursuing a settlement of the action. The Company believes that it will be able to settle this matter without any material effect on its financial position.

Other than as set forth in the preceding paragraph, the Company is not a party to any material pending legal proceedings, other than ordinary routine litigation incidental to the business.



Item 4.  Submission of Matters to a Vote of Security Holders.

         There were no matters submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this Report.

                           PART II

Item 5.  Market for and Dividends on the Registrant's
   Common Equity and Related Stockholder Matters
         ---------------------------------------------

A.  Principal Market
    ----------------

    The Company's Common Stock is listed and traded on The American Stock Exchange ("AMEX") under the symbol "HPP".

B.  Market Information
    ------------------
    The following table sets forth the high and low sales prices for the Company's common shares for each quarter of the last two fiscal years.



                Year 2001        High          Low
                ---------      --------      --------
               1st Quarter      $0.625        $0.400
               2nd Quarter      $0.540        $0.200
               3rd Quarter      $0.330        $0.200
               4th Quarter      $0.270        $0.090

                Year 2000        High          Low
                ---------      --------      --------
               1st Quarter      $1.625        $0.563
               2nd Quarter      $1.250        $0.438
               3rd Quarter      $0.813        $0.375
               4th Quarter      $0.875        $0.250


C.  Dividends
    ---------

    The Company has never paid a dividend, whether cash or property, on its shares of Common Stock and has no present expectation of doing so in the foreseeable future.

D.  Approximate Number of Equity Security Holders
    ---------------------------------------------

    The approximate number of record holders of the Company's Common Stock as of March 20, 2002 was 96. Such number of record owners was determined from the Company's shareholder records, and does not include beneficial owners of the Company's Common Stock whose shares are held in the names of various security holders, dealers and clearing agencies. The Company believes that the number of beneficial owners of its Common Stock held by others in nominee names exceeds 1,000 in number.

Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations

Special Note Regarding Forward-Looking Statements
-------------------------------------------------

    Certain statements in this Form 10-KSB, including information set forth under Item 6 "Management's Discussion and Analysis of Financial Condition and Results of Operations" constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Act"). The Company desires to avail itself of certain "safe harbor" provisions of the Act and is therefore including this special note to enable the Company to do so. Forward-looking statements included in this Form 10-KSB or hereafter included in other publicly available documents filed with the Securities and Exchange Commission, reports to the Company's stockholders and other publicly available statements issued or released by the Company involve known and unknown risks, uncertainties, and other factors including those discussed below, which could cause the Company's actual results, performance (financial or operating) or achievements to differ from the future results, performance (financial or operating) achievements expressed or implied by such forward looking statements. Such future results are based upon management's best estimates based upon current conditions and the most recent results of operations. These include management's forecasts for sales, purchasing plans and programs of certain large chain buyers relating to holiday product, net operating losses in each of the four most recent fiscal years, general economic conditions for the Company's product lines, competition generally and specifically relating to greeting cards having environmental, nature or wildlife themes, the ability of the Company to sustain consumer demand for the Company's principal card lines, the absence of long term supply contracts which could make production costs unpredictable, the ability to obtain additional operating capital in order to sustain operations, the ability to deal with its secured and general unsecured creditors, its ability to meet the continued listing requirements of the American Stock Exchange, and certain other risks and uncertainties such as the impact of terrorism and war on the national economy and retailers.


Results of Operations
---------------------

2001 Compared to 2000
---------------------

    Gross sales for the year ended December 31, 2001 were $2,944,400, which reflected a decrease of $1,904,900 or 39.3% versus last year's level of $4,849,300. Adoption kit sales decreased by 26.9% and paper product sales decreased by 41.6%. The loss of sales to a distributor, to two closed dot.com companies and to a key retail account that filed Chapter 11 bankruptcy protection, combined with the general weakness of the retail economy all contributed to the decrease. Net sales amounted to $2,936,500 compared to last year's level of $4,509,100. Included in the 2001 year end results is a provision for future returns and allowances of approximately $7,900 compared to the prior year's provision of $340,200. This provision recognizes and provides for the return of unsold product from customers who have qualified for a return privilege. Subsequent to December 31, 2000, the Company changed its standard policies, eliminating product return privileges.

    For the year ended December 31, 2001, gross profit amounted to $1,397,200 or 47.6% of net sales. For the comparable prior year period, gross profit amounted to $2,039,900 or 45.2% of net sales. The gross profit percentage improvement was a result of the Company's shift to lower cost international suppliers for its finished inventory, thereby eliminating expensive assembly costs.

    Selling and marketing expenses amounted to $1,186,100 reflecting a decrease of $438,800 or 27% versus the prior year level of $1,624,900. This decrease was a result of reductions in sales, and therefore less sales commissions, reductions in marketing and office staffing and cutbacks in other selling and marketing expenses.

    General and administrative expenses amounted to $860,800 reflecting a decrease of $581,200 or 40.3% versus the prior year period of $1,442,000. The decrease was a result of reductions in office staffing, professional fees and medical insurance costs partially offset by an increase in triple net rent expenses. Bad debts amounted to $3,400 compared to the prior year's level of $314,700. Included in the prior year's bad debts was a $330,000 receivable to a key retail account that filed Chapter 11.

    The Company reported an operating loss of $653,100 for the year ended December 31, 2001, an improvement of $688,600 compared to the prior period's operating loss of $1,341,700. With the inclusion of interest expenses of $36,000, the Company had an operating loss $689,900 before extraordinary item. Extraordinary income of $321,400 from creditor negotiations and settlements resulted in a net loss of $368,500 or $.10 per share as compared to a net loss of $1,791,800 or $.47 per share in the prior year.


Liquidity and Capital Resources
-------------------------------

    Total assets at December 31, 2001 amounted to $1,829,800, which reflected a decrease of $554,500 or 23.3% versus the prior year level of $2,384,300. An increase in cash and prepaid expenses were offset by decreases in accounts receivable, inventories, fixed assets, publishing rights and other assets. Total current liabilities amounted to $1,350,300 as of December 31, 2001 which, reflected a decrease of $121,700 versus the prior year level of $1,472,000. The decrease was a result of decreases in trade payable, royalty payable, commissions and accrued wages offset by increases in accrued liabilities, notes payable to related party and current maturities of obligations under capital lease.

    At December 31, 2001, the Company's working capital was $15,200, compared to the December 31, 2000 working capital of $138,400 for a year to year decline of $123,200. The decline was primarily due to lower receivables and inventories combined with higher notes payable and current maturities of obligations under capital lease.

The primary source of the Company's liquidity during the past several years has been sales of the Company's securities. A rights offering made to the Company's stockholders in 1999, in which the Company issued an aggregate of 1,582,216 shares of Common Stock. Of those shares, a total of 970,200 were purchased by InterGroup, the Chairman, and a subsidiary of InterGroup. That rights offering resulted in the receipt by the Company of an aggregate of approximately $1,649,230 in gross proceeds. On October 13, 2000, the Company borrowed the sum of $500,000 from InterGroup. This loan was evidenced by a promissory note secured by all of the Company's accounts receivables. The loan, bearing interest at the rate of 13.875% per annum, was due on February

28, 2001. InterGroup had agreed to an extension of that note until April 30, 2001 and the Company intends to negotiate a further extension of that note. In October 2001, InterGroup made available to the Company a $300,000 secured line of credit with an interest rate of 10% per annum to provide working capital for the Company. Loans made pursuant to the line of credit are evidenced by promissory notes that mature on June 30, 2002 and are secured by all of the Company's accounts receivable. Subject to shareholder approval, InterGroup has the right, but not the obligation, to convert any outstanding amounts due on the notes to common stock of the Company at a price equal to 10% above the average trading price of the Company's common stock for the 30 day period immediately preceding October 15, 2001.

Net cash used by operating activities during 2001 amounted to $162,100.
The net loss of $368,500 and changes in non-cash items of $800,700 were offset by $1,007,100 in changes in net receivables, inventory and other assets and liabilities. Cash used by investing activities amounted to $52,500 consisting of $12,500 to purchase color separations and $40,000 to purchase publishing rights. Cash provided by financing activities consisted of $23,700 as payments of capital leases and $270,000 net cash proceeds from the loan from InterGroup.

    The Company has experienced recurring losses from operations. Due to the depletion of cash reserves, the Company may not be able to finance purchases. This creates an uncertainty about the Company's ability to continue as a going concern. Management of the Company has developed plans that it believes will improve cash flow from operations for 2002: (i) the reduction in rent expense which will start April 15, 2002; (ii) the decrease in minimum royalties that will be paid during 2002; (iii) the reduction or elimination of product lines that generate insufficient profit margins; (iv) revenues expected to be generated from the introduction during the year of extensions of existing product lines; and (v) shifting to less expensive suppliers for most of its products. The ability of the Company to continue as a going concern is dependent on the success of management's plans and the Company's ability to attract financing.

    The Company has also been notified by the American Stock Exchange ("AMEX") that it does not currently meet the Exchange's continued listing standards, including minimum stockholders' equity requirements. At this time, it is expected that the Company will submit a timely plan to AMEX to regain compliance with its continued listing standards by December 31, 2002. The Company makes no assurances that such a plan will in fact be submitted and, if submitted, will be accepted by AMEX or that the Company will be able to achieve such compliance.


Effects of Inflation
--------------------

    The Company does not view the effects of inflation to have a material effect upon its business. Increases in material and labor costs have been
offset by increases in the price of the Company's product.   While the Company
has in the past increased its prices to its customers, it has maintained its relative competitive price position.


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

Item 8. Changes in and Disagreements with Accountants on Accounting And Financial Disclosure
         -----------------------------------------------------------

Not Applicable.


                                PART III


Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act
         -------------------------------------------------------------

    The following table sets forth certain information with respect to the Directors and Executive Officers of the Company as of December 31, 2001:

                         Position with
   Name                   the Company             Age        Term to Expire(4)
------------------     -------------------        ---      -------------------
Class 1 Directors:

William J. Nance       Director                   57       2001 Annual Meeting
(1)(2)(3)

Bruce A. Wilson(1)     Director                   50       2001 Annual Meeting

Class 2 Directors:

Michael G. Zybala(2)   Secretary, Director        49       2003 Annual Meeting

Daniel R. Coleman(3)   Director                   44       2003 Annual Meeting

Class 3 Directors:

John V. Winfield(1)(2) Chairman of the Board      55       2002 Annual Meeting

Other Executive
Officers:

Gregory C. McPherson   Interim President          43         N/A

Antonio H. Santiago    Vice President Finance;    45         N/A
                       Assistant Secretary

James P. Battle        Vice President Operations  31         N/A

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

Daniel R. Coleman -- Mr. Coleman was first elected as a Director of the Company in August, 1996. He is currently an investment and financial consultant. During 2000 he served as Vice President of Investor Relations for Go2Net, Inc. For the previous five years he was a member of Brookhaven Capital LLC, which managed three limited partnerships that invest in United States equity securities.

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

Bruce A. Wilson -- Mr. Wilson joined the Company in 1987, and served in various capacities including President and Chief Executive and Chief Financial Officer within the company from 1988 through 1999. Mr. Wilson has served continuously as a Director since January, 1988. Following his resignation as an officer and employee of the Company on December 31, 1999, Mr. Wilson was an independent business consultant. On October 8, 2001, he took a position with Avalon Natural Products, Inc. as that company's Chief Financial Officer.

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

James Battle - Mr. Battle joined the Company in 1990 and has served in various sales and operational capacities since that date. He was appointed as the Company's Vice President of Operations as of April, 2001.


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

Based solely on its review of the copies of such forms received by it, or written representations from certain reporting persons that no Forms 5 were required for those persons, the Company believes that during fiscal 2001 all filing requirements applicable to its officers, directors, and greater than ten-percent beneficial owners were complied with.



Item 10.  Executive Compensation.
          ----------------------

Summary Compensation
--------------------

The following table provides certain summary information concerning compensation awarded to, earned by, or paid to the named Executive Officers and one employee of the Company who earned more than $100,000 (salary and bonus) for all services rendered to the Company and its subsidiaries for fiscal years 2001, 2000 and 1999. There are currently no employment contracts with the Executive Officers.

                           SUMMARY COMPENSATION TABLE


                                                                        Long Term Compensation
                                  Annual Compensation                          Awards
                           ------------------------------------     -----------------------------
                                                                                No. of Securities
                                                                    Restricted     Underlying
Name and Principal                                    Other Annual     Stock      Options/SARs
Position                    Year    Salary    Bonus       Comp.       Award(s)      Granted
-----------------------     ----   -------   -------   -----------    ---------- ----------------
Gregory C. McPherson(1)     2001   $      -   $     -   $60,000(2)    $     -             -
Interim President and       2000   $      -   $     -   $60,000(2)    $     -             -
Chief Executive Officer

Donald L. Beckman(3)        2001   $ 41,577   $     -   $     -       $     -             -
Executive Vice President    2000   $ 92,508   $     -   $     -       $     -             -
Chief Operating Officer

Bruce A. Wilson(4)          2001   $      -   $     -   $     -       $     -             -
President, Chief Executive  2000   $      -   $     -   $45,000(5)    $     -             -
Chief Operating and         1999   $150,000   $     -   $16,566(5)    $ 1,500(6)          -
Chief Financial Officer

M. Scott Foster(7)          2001   $ 86,384   $     -   $18,825(8)    $     -             -
Vice President of Sales     2000   $100,000   $84,206   $24,825(8)    $     -             -
                            1999   $100,000   $15,626   $24,825(8)    $     -             -

-----------------------

(1) Mr. McPherson was appointed Interim President of the Company effective March 23, 2000.

(2) Amounts shown reflect consulting fees.

(3) Mr. Beckman joined the Company on January 6, 2000. On November 14, 2000, he was named Executive Vice President and Chief Operating Officer of the Company. Mr. Beckman resigned this position effective April 27, 2001 and rejoined the Company as a Vice-President of sales in October 2001.

(4) Mr. Wilson served in such capacity through his resignation effective December 31, 1999.

(5) Includes: (i) for 2000, severance compensation of $45,000; (ii) for
    1999, an automobile allowance of $12,000, the payment of premiums on a term life and disability insurance policy of $4,566 and the payment of taxes on 4,000 shares of restricted Common Stock which vested on December 31, 1999 of $1,500.

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

(7) Mr. Foster resigned his position as Vice President of Sales effective September 14, 2001.

(8) Includes: (i) for 2001, an expense allowance of $18,000; the payment of annual premium on a life insurance policy of $825 and (ii) for each of the years 2000 and 1999, an annual expense allowance of $24,000 and the payment of annual premiums on a life insurance policy of $825.

                          STOCK OPTIONS/SAR GRANTS

     No stock option grants or Stock Appreciation Rights ("SARs") were made during the year ended December 31, 2001 to any of the named Executive Officers of the Company.


            AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR
                   AND FISCAL YEAR END OPTION/SAR VALUES

    No stock options (or tandem SARs) and freestanding SAR's were exercised during the fiscal year ended December 31, 2001 and all such options/SARs expired on December 31, 2001, without being exercised.

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

    The 1999 Incentive Plan provides several types of awards: stock options, stock appreciation rights (including limited stock appreciation rights), restricted stock, restricted stock units, bonus stock and awards in lieu of obligations, dividend equivalents, annual incentive and performance awards, and other stock-based awards. During the year ended December 31, 2001, the only awards granted under the Plan were stock options. For a more detailed description of the Plan, see the Company's proxy statement dated June 8, 1999 relating to the Company's 1999 Annual Meeting of Shareholders.

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

     Automatic Option Grants to Non-Employee Directors. The 1999 Incentive Plan provides for the automatic grant of options to non-employee directors on the last trading day of July of each year. The Plan provides that each non-employee director will automatically be granted an option to purchase 5,000 shares of the Company's Common Stock each year. The exercise price for options granted shall be 100% of the fair market value of the Common Stock on the date of grant. The term of each option is ten (10) years from the date of grant, or three months following the date that a participant ceases to serve as a director, and each option vests in three annual increments commencing one
year after the date of grant.   Pursuant to this automatic grant provision,
options for an aggregate of 25,000 shares were granted on July 31, 2001 to a total of five directors, each at an exercise price of $.29 per share.


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


Compensation of Directors
-------------------------

    Directors who are employees of the Company do not receive compensation for serving as a Director. Each non-employee Director receives an annual Director's fee of $6,000. In addition, each non-employee Director is eligible to receive an automatic grant of options to purchase 5,000 shares of the Company's Common Stock on the last trading day of July of each year pursuant to the Company's 1999 Incentive Compensation plan, which is discussed above. All options to be issued to non-employee Directors will be exercisable at 100% of the fair market value for the Company's Common Stock on the date of grant.

Except for the foregoing, there are no other arrangements for compensation of Directors and there are no employment contracts between the Company and its Directors.

Employment Contracts and Termination of Employment,
and Change in Control Arrangements
--------------------------------------------------

    As of December 31, 2001, there were no employment contracts between the Company and any named Executive Officer and no termination of employment or change in control arrangements.


Item 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth certain information as of March 20, 2002 with respect to the ownership of Common Stock by (i) the persons (including any "group" as that term is used in Section 13(d)(3) of the Securities Exchange Act of 1934, as amended (the "Exchange Act")), known by the Company to be the beneficial owner of more than five percent of any class of the Company's voting securities, (ii) each Director and each executive officer of the Company, and (iii) all Directors and executive Officers as a group. Except to the extent indicated in the footnotes to the following table, each of the individuals listed below possesses sole voting power with respect to the shares listed opposite such individual's name.


                                                Amount and Nature of
                                                Beneficial Ownership
                                                   And Percentage
                                           -------------------------------
         Name and Address of                  Number of
          Beneficial Owner                    Shares(1)         Percentage(2)
----------------------------------         ---------------      ----------

John V. Winfield                              2,205,145(3)        48.6%
820 Moraga Drive
Los Angeles, CA 90049

The InterGroup Corporation                    1,335,073(4)        31.7%
820 Moraga Drive
Los Angeles, CA 90049

Phyllis Jesselson                               273,107(5)         7.1%
450 Park Avenue
New York, NY 10022

Linda Jesselson                                 273,106(5)         7.1%
450 Park Avenue
New York, NY 10022

Grace & White, Inc.                             238,700(6)         6.2%
515 Madison Avenue
New York, NY 10022

Paul Bluhdorn                                   181,256(7)         4.7%
P.O. Box 7854
Burbank, CA 91510

Yvette Bluhdorn                                  71,738(8)         1.9%
P.O. Box 7854
Burbank, CA 91510

Mark S. Siegel                                   70,062(9)         1.8%
P.O. Box 7854
Burbank, CA 91510

Bruce A. Wilson                                  33,900(10)         *
1700 Corporate Circle
Petaluma, CA 94954

Daniel R. Coleman                                30,000(11)         *
1700 Corporate Circle
Petaluma, CA 94954

Michael G. Zybala                                20,000(12)         *
820 Moraga Drive
Los Angeles, CA 90049

William J. Nance                                 20,000(12)         *
2040 Avenue of the Stars
Los Angeles, CA 90067

Gregory C. McPherson                                  -             -
820 Moraga Drive
Los Angeles, CA 90049

Antonio H. Santiago                                   -             -
1700 Corporate Circle
Petaluma, CA 94954

James P. Battle                                       -             -
1700 Corporate Circle
Petaluma, CA 94954

All Directors and Executive Officers
   as a Group                                 2,309,045(13)       49.7%
-------------------------------------
* Less than one percent (1%)

(1) Unless otherwise indicated, and subject to applicable community property laws, each person has sole voting and investment power with respect to the shares beneficially owned.

(2) Percentages are calculated based on 3,840,584 shares of Common Stock outstanding as of March 20, 2002 and 31,335 shares of Series D Convertible Voting Preferred Stock, which vote together as single class, plus for each person or group, any securities that person or group has the right to acquire within 60 days pursuant to options, warrants, conversion privileges or other rights.

(3) Based upon information contained in a Form 4 for December 1999 (the "Winfield Form 4"), on behalf of Mr. Winfield, The InterGroup Corporation ("InterGroup") and Santa Fe Financial Corporation ("Santa Fe"), and corporate records of the Company. Includes (i) 540,100 shares of Common Stock and warrants to purchase 304,972 shares of Common Stock owned by Mr. Winfield; (ii) 871,800 shares of Common Stock and warrants to purchase 363,224 shares of Common Stock owned by InterGroup and as to which Mr. Winfield has shared voting and dispositive power; (iii) 89,100 shares of Common Stock and warrants to purchase 10,949 shares of Common Stock owned by Santa Fe and as to which Mr. Winfield has shared voting and dispositive power; and (iv) options to purchase 25,000 shares of Common Stock granted to Mr. Winfield pursuant to the Company's Non-Employee Director Plan. As of December 19, 2001, Mr. Winfield owned 52.8% of InterGroup, per a Schedule 14A dated December 21, 2001. As of December 19, 2001, InterGroup controlled 54.9% of the voting shares of Santa Fe. Mr. Winfield is the Chairman and CEO of both Santa Fe and InterGroup.

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

(10) Includes 5,000 options.

(11) Includes 30,000 options.

(12) Includes 20,000 options.

(13) Includes an aggregate of 779,145 shares subject to warrants and presently exercisable options.


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

    On October 12, 2000, the Company borrowed the sum of $500,000 from InterGroup. This loan was evidenced by a secured promissory note and a security agreement granting a security interest in all Registrant's accounts receivable and proceeds thereof. The loan bears interest at the rate of 13.875% per annum and is due on February 28, 2001, or sooner from the proceeds from the collection of Registrant's accounts receivable. Prior to obtaining this loan from InterGroup, Registrant unsuccessfully sought secured or unsecured lending from bank or institutional lenders and to otherwise factor or finance its accounts receivable. In the absence of an alternative lender, Registrant proposed the lending transaction to InterGroup. As of February 28, 2001, the outstanding principal balance on the note was approximately $135,500. InterGroup has agreed to an extension of the secured promissory note to April 30, 2001 on the same terms and conditions. During 2001, InterGroup also made available to the Company a $300,000 line of credit, with interest at 10%, maturing in June 2002. Loans under the line of credit are also by secured by accounts receivable. Subject to shareholder approval, the notes are convertible into common stock at a price equal to 10% above the average trading price of the Company's common stock for the 30 day period immediately preceding October 15, 2001.

    On September 29, 1997, the Company completed a transaction with John Winfield and InterGroup. Pursuant to the transaction, the Company sold 150,000 shares of its Common Stock to Mr. Winfield for an aggregate of $487,500 and sold 150,000 shares of its Common Stock to InterGroup for an aggregate of $487,500. As part of the transaction, Mr. Winfield and InterGroup were each issued warrants to purchase 150,000 shares each of the Company's Common Stock, of which one-third of such warrants are exercisable at $4.00 per share, one-third at $4.25 per share, and one-third at $4.50 per share, subject to adjustment under certain circumstances. The warrants are exercisable commencing September 29, 1997 and may be exercised through September 29, 2002. Mr. Winfield and InterGroup were each accorded certain demand and piggyback registration rights. In connection with the transaction, Mr. Winfield was elected a Class 3 Director and the Company agreed to use its best efforts to cause Mr. Winfield to be elected as a Director through September 29, 2000. Since August 5, 1998, Mr. Winfield has served as the Chairman of the Board of Directors of the Company.

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

(b) Reports on Form 8-K

      During the last quarter of the period covered by this Report, the following report on Form 8-K was filed by the Registrant:

Date of Report               Item Reported             Description
--------------               -------------             -----------

October 22, 2001             Item 5. Other             Resignation of Vice
                             Events                    President Sales;
                                                       Hiring of Regional
                                                       Vice Presidents of
                                                       Sales



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

Dated March 29, 2002


    In accordance with the Exchange Act, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Bruce A. Wilson                                        March 29, 2002
-------------------
Bruce A. Wilson
Director

/s/ John Winfield                                          March 29, 2002
------------------
John Winfield
Director

                                                           March 29, 2002
-------------------
Daniel Coleman
Director

/s/ William J. Nance                                       March 29, 2002
--------------------
William J. Nance
Director

/s/ Michael G. Zybala                                      March 29, 2002
---------------------
Michael G. Zybala
Director

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

10.6* License Agreement between Registrant and Twin Oaks Publishing Limited dated December 18, 1995 [Exhibit 10.1 to Current Report on Form 8-K dated December 18, 1995]

10.7* License Agreement with the Zoological Society of San Diego dated September 30, 1996 [Exhibit 10.1 to Current Report on Form 8-K dated November 5, 1996]

10.8* Lease dated December 8, 1999 between the Registrant, as lessee, and RNM Lakeville, L.P., as lessor [Exhibit 10.1 to Form 10-KSB for year ended December 31, 1999]

11 Computation of Earnings per Common Share [See page F-3 to audited financial statements]

23.1 Consent of Moss Adams, Independent Auditors, to the incorporation by reference in the Registration Statement of Healthy Planet Products, Inc. on Form S-8 (File No. 33-84740) of their report dated February 8, 2002. [set forth below]

28.l* Registrant's 1999 Incentive Compensation Plan [Appendix A to Definitive Proxy Statement dated June 8, 1999]


_______________________________________________________________________________

                                                                  EXHIBIT 23.1



CONSENT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS



The Board of Directors and Stockholders of
   Healthy Planet Products, Inc.

We consent to the incorporation by reference in the registration statement of Healthy Planet Products, Inc., on Form S-8 (File No. 33-84740) of our report dated February 8, 2002 (except for Note 2 and Note 8, as to which the date is March 4, 2002), on our audits of the balance sheet of Healthy Planet Products, Inc. as of December 31, 2001, and the related statements of operations, shareholders' equity and cash flows for each of the two years in the period ended December 31, 2001, which report is included in this Annual Report on Form 10-KSB.

                                                           /s/ Moss Adams LLP

Santa Rosa, California
March 28, 2002

______________________________________________________________________________

                           HEALTHY PLANET PRODUCTS, INC.

                           INDEPENDENT AUDITOR'S REPORT
                                       AND
                              FINANCIAL STATEMENTS

                                DECEMBER 31, 2001


______________________________________________________________________________

______________________________________________________________________________

                                       CONTENTS


                                                                  PAGE

INDEPENDENT AUDITOR'S REPORT                                       F-1


FINANCIAL STATEMENTS

      Balance sheet - December 31, 2001                            F-2

      Statements of Operations -
          Years Ended December 31, 2001 and 2000                   F-3

      Statements of Shareholders' Equity -
          Years Ended December 31, 2001 and 2000                   F-4

      Statements of Cash Flows -
          Years Ended December 31, 2001 and 2000                   F-5

      Notes to Financial Statements                                F-6

______________________________________________________________________________

INDEPENDENT AUDITOR'S REPORT

To the Board of Directors
Healthy Planet Products, Inc.


We have audited the accompanying balance sheet of Healthy Planet Products, Inc., as of December 31, 2001, and the related statements of operations, shareholders' equity, and cash flows for each of the two years ended December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Healthy Planet Products, Inc., as of December 31, 2001, and the results of its operations and its cash flows for each of the two years ended December 31, 2001, in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered recurring losses from operations, which have depleted its cash reserves and its ability to obtain additional financing. There is no certainty that the Company will be able to attract additional capital or secure debt financing sufficient to meet the Company's cash flow needs. This raises substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


                                                       /s/  MOSS ADAMS LLP

Santa Rosa, California
February 8, 2002
(except for Note 2 and Note 8, as to
which the date is March 4, 2002)


                                                HEALTHY PLANET PRODUCTS, INC.
                                                                BALANCE SHEET
                                                            December 31, 2001
_____________________________________________________________________________

                                   ASSETS

CURRENT ASSETS
  Cash                                                            $  255,100
  Accounts receivable                                                615,100
  Inventories                                                        406,800
  Prepaid expenses                                                    88,500
                                                                  ----------
      Total current assets                                         1,365,500
                                                                  ----------
PROPERTY AND EQUIPMENT                                               311,500
                                                                  ----------

OTHER ASSETS
  Publishing rights, less accumulated amortization of $127,500        91,800
  Customer list, less accumulated amortization of $82,700             26,700
  Other                                                               34,300
                                                                  ----------
                                                                     152,800
                                                                  ----------
     Total assets                                               $  1,829,800
                                                                  ==========


                     LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABLITIES
  Accounts payable                                              $    414,900
  Royalties payable                                                  132,500
  Commissions payable                                                 40,700
  Series B preferred stock redemption and dividends payable          161,500
  Accrued wages, bonuses and payroll taxes                            47,400
  Accrued liabilities                                                 60,500
  Note payable to related party                                      405,500
  Current maturities of obligations under capital lease               87,300
                                                                   ---------
     Total current liabilities                                     1,350,300
                                                                   =========

SHAREHOLDERS' EQUITY
  Series D preferred stock, $0.10 par value, with aggregate
    liquidation preferences of $160,100; 371,009 shares
    authorized; 31,335 shares issued and outstanding                   3,100
  Common Stock, $0.01 par value; 12,000,000 shares
    authorized; 3,840,584 shares issued and outstanding               38,400
  Additional paid-in capital                                      14,670,200
  Accumulated deficit                                            (14,232,200)
                                                                  ----------
    Total shareholders' equity                                       479,500
                                                                  ----------
    Total liabilities and shareholder's equity                 $   1,829,800
                                                                  ==========

See accompanying notes.
______________________________________________________________________________

                                                 HEALTHY PLANET PRODUCTS, INC.
                                                      STATEMENTS OF OPERATIONS
                                        Years Ended December 31, 2001 and 2000

______________________________________________________________________________


                                                     2001            2000
                                                  -----------     ----------
GROSS SALES                                       $ 2,944,400     $ 4,489,300

LESS RETURNS AND ALLOWANCES                             7,900         340,200
                                                  -----------     -----------
NET SALES                                           2,936,500       4,509,100

COST OF GOODS SOLD                                  1,539,300       2,469,200
                                                  -----------      ----------
GROSS PROFIT                                        1,397,200       2,039,900

OPERATING EXPENSES
  Selling and marketing                             1,186,100       1,624,900
  General and administrative                          860,800       1,442,000
  Bad debts                                             3,400         314,700
                                                   ----------       ---------
                                                    2,050,300       3,381,600
                                                   ----------       ---------
OPERATING LOSS                                       (653,100)     (1,341,700)
                                                   ----------       ---------
OTHER INCOME (EXPENSE)
  Interest expense                                    (36,000)        (22,600)
  Interest income                                          -           19,900
  Other income                                             -            4,100
                                                    ----------      ---------
                                                      (36,000)          1,400
                                                    ----------      ------

LOSS BEFORE INCOME TAXES AND EXTRAORDINARY ITEM      (689,100)      1,340,300)

PROVISION FOR INCOME TAXES                                800         451,500
                                                     ---------      ---------
LOSS BEFORE EXTRAORDINARY ITEM                       (689,900)     (1,791,800)

EXTRAORDINARY ITEM-GAIN ON DEBT RESTRUCTURING          321,400             -
                                                    ----------      ---------
NET LOSS                                            $ (368,500)   $(1,791,800)
                                                    ==========     ==========
LOSS PER COMMON SHARE
  Loss before extraordinary item                    $    (0.18)   $     (0.47)
  Extraordinary item                                      0.08             -
                                                     ---------     ----------
  Net loss                                          $    (0.10)   $     (0.47)
                                                     =========     ==========

WEIGHTED AVERAGE COMMON SHARES
  OUTSTANDING                                        3,840,584      3,480,584
                                                     ==========    ==========

See accompanying notes.
______________________________________________________________________________

                                                 HEALTHY PLANET PRODUCTS, INC.
                                            STATEMENTS OF SHAREHOLDERS' EQUITY
                                        Years Ended December 31, 2001 and 2000
______________________________________________________________________________


                                 SERIES D
                             ----------------------
                               PREFERRED STOCK               COMMON STOCK
                             ----------------------       -------------------
                              SHARES       AMOUNT          SHARES      AMOUNT
                             ----------  -----------      ---------  ---------


Balance, December 31, 1999      31,335   $    3,100        3,840,584  $ 38,400
  Net loss                          -            -                -         -
                              ---------  -----------       --------- ---------
Balance, December 31, 2000      31,335        3,100        3,840,584    38,400
  Net loss                          -            -                -         -
                              ---------  -----------       --------- ---------
Balance, December 31, 2001      31,335   $    3,100        3,840,584  $ 38,400
                              =========  ===========       =========  ========



                             ADDITIONAL
                              PAID-IN       ACCUMULATED
                              CAPITAL         DEFICIT
                             -----------   ------------

Balance, December 31, 1999   $14,670,200   $(12,071,900)
  Net loss                          -        (1,791,800)
                             -----------    -----------
Balance, December 31, 2000    14,670,200    (13,863,700)
  Net loss                          -          (368,500)
                             -----------    -----------
Balance, December 31, 2001   $14,670,200   $(14,232,200)
                             ===========     ==========


See accompanying notes.
______________________________________________________________________________

                                                 HEALTHY PLANET PRODUCTS, INC.
                                                      STATEMENTS OF CASH FLOWS
                                        Years Ended December 31, 2001 and 2000
______________________________________________________________________________

                                                      2001            2000
                                                  -----------     -----------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                        $  (368,500)    $(1,791,800)
  Adjustments to reconcile net loss to
    net cash from operating activities:
    Depreciation and amortization                     279,000         327,800
    Assets transferred in settlement of
     accounts payable                                  83,200             -
    Change in allowance for doubtful
     accounts and returns                            (672,000)        476,800
    Gain on debt restructuring                       (321,400)            -
    Inventory reserve                                (169,500)       (304,600)
    Deferred tax valuation allowance                       -          450,700
  Changes in:
    Accounts receivable                               885,400        (762,000)
    Inventories                                       262,300         325,600
    Prepaid expenses                                  (29,500)         60,000
    Other assets                                           -            4,800
    Accounts payable                                  (82,200)        301,100
    Royalties payable                                 (14,400)         83,500
    Commissions payable                               (14,500)         20,900
    Accrued wages, bonuses and payroll taxes          (38,100)        (79,100)
    Accrued liabilities                                38,100         (84,800)
                                                   -----------     -----------
     Net cash from operating activities              (162,100)       (971,100)
                                                   -----------      ----------
CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of publishing rights                       (40,000)       (113,500)
  Purchases of property and equipment                 (12,500)       (219,700)
                                                   ----------       ---------
     Net cash from investing activities               (52,500)       (333,200)
                                                   ----------       ---------
CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from note payable to related party         270,000         500,000
  Payments on obligation under capital lease          (23,700)        (31,500)
  Proceeds from capital lease financing                   -           125,000
  Principal repayments on note payable to
    related party                                         -          (364,500)
                                                    ----------       ---------
    Net cash from financing activities                246,300         229,000
                                                    ----------       ---------
NET CHANGE IN CASH                                     31,700      (1,075,300)

CASH, beginning of the year                           223,400       1,298,700
                                                   ----------      ----------
CASH, end of the year                              $  255,100      $  223,400
                                                   ==========      ==========
SUPPLEMENTAL CASH FLOW INFORMATION
   Cash paid during the year for:
     Interest                                      $    5,100      $   22,600
     Income taxes                                         800             800

   Non-cash investing and financing activities
     Capital leases for office and computer        $       -       $   17,500
       activities


See accompanying notes.
______________________________________________________________________________

                                                 HEALTHY PLANET PRODUCTS, INC.
                                                 NOTES TO FINANCIAL STATEMENTS
______________________________________________________________________________


NOTE  1 -  DESCRIPTION OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING
           POLICIES

Description of operations - Healthy Planet Products, Inc., designs, publishes, markets, and distributes greeting cards, stationery, and other gift items. The Company's products are marketed to over 4,300 retail sales outlets. The majority of the Company's sales are blank notes and holiday greeting cards.

Inventory - Inventory consists of greeting cards, stationery, and other gift items and is stated at the lower of cost (first-in, first-out method) or market.

Property and equipment - Property and equipment are stated at cost and are depreciated and amortized using the straight-line method over the estimated useful lives of the assets or over the period of the lease. Additions or improvements to property and equipment are capitalized at cost, while maintenance and repair expenditures are charged to operations. Estimated useful lives are as follows:

      Machinery, equipment, and leasehold improvements          3  -  12 years
      Computer software                                                5 years
      Color separations                                                3 years
      Furniture and fixtures                                           5 years

Royalties - The Company pays royalties to licensors for use of their names, logos, and artwork based on actual volume of products sold.

Income taxes - The provision for income taxes is based on pre-tax earnings reported in the financial statements, adjusted for requirements of current tax law, plus the change in deferred taxes. Deferred tax assets and liabilities are recognized using enacted tax rates and reflect the expected future tax consequences of temporary differences between the recorded amounts of assets and liabilities for financial reporting purposes and tax basis of such assets and liabilities and future benefits from net operating loss carryforwards.

Publishing rights - Publishing rights consist of costs incurred to obtain images for use on the Company's products. Such costs are capitalized and amortized over three years.

Customer list - A customer list acquired in a prior acquisition is being amortized using the straight-line method over three years.

Concentrations of risk - Financial instruments potentially subjecting the Company to concentrations of credit risk consist primarily of bank demand deposits in excess of FDIC insurance thresholds and trade receivable balances of the Company's largest customers. Receivables are not collateralized, but the Company conducts frequent credit checks on customers with material balances.

Use of estimates - The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires the Company make estimates and assumptions affecting the reported amounts of assets, liabilities, revenues and expenses, and disclosure of contingent assets and liabilities. Significant estimates include the reserves for doubtful accounts and product returns and slow-moving or obsolete inventory and the valuation allowance on deferred tax assets. The amounts estimated could differ from actual results.

______________________________________________________________________________

                                                 HEALTHY PLANET PRODUCTS, INC.
                                                NOTES TO FINANCIAL STATEMENTS
______________________________________________________________________________


Shipping costs - Shipping costs are included in cost of goods sold.

Advertising - Costs associated with the production of catalogs are capitalized and amortized over the expected life of the catalog of one year. There are no capitalized catalog costs at December 31, 2001. All other advertising costs are expensed as incurred. Advertising expense totaled $78,000 and $149,100 for the year ended December 31, 2001 and 2000.

Fair value of financial instruments - The following methods and assumptions were used by the Company in estimating its fair value disclosures for financial instruments:

Financing under obligations under capital lease: Based on lease rates currently available to the Company for leases with similar terms and maturities, the fair value of capital leases approximates cost.

Loss per common share - Loss per common share is computed using the weighted average number of common shares outstanding. Since a loss from operations exists, a diluted earnings per common share is not presented because the inclusion of common stock equivalents in the computation would be antidilutive. Common stock equivalents associated with stock options and warrants exercisable into 1,086,394 shares of common stock, preferred stock convertible into 31,335 shares of common stock, and notes payable convertible into approximately 1,326,030 shares of common stock could potentially dilute earnings per common share in future years.

Recent accounting pronouncements - The Financial Accounting Standards Board
(FASB) has issued the following accounting pronouncements:

SFAS No. 141, "Business Combinations." This Statement addresses financial accounting and reporting for business combinations and supersedes Accounting Principles Board (APB) Opinion No. 16, "Business Combinations," and SFAS No. 38, "Accounting for Preacquisition Contingencies of Purchased Enterprises." All business combinations in the scope of this Statement are to be accounted for using one method, the purchase method. The provisions of this Statement apply to all business combinations initiated after June 30, 2001. The adoption of SFAS No. 141 is not expected to have a material effect on the Company's financial statements.

SFAS No. 142, "Goodwill and Other Intangible Assets." This Statement addresses financial accounting and reporting for acquired goodwill and other intangible assets and supersedes APB Opinion No. 17, "Intangible Assets." It addresses how intangible assets that are acquired individually or with a group of other assets (but not those acquired in a business combination) should be accounted for in financial statements upon their acquisition. This Statement also addresses how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements. The provisions of this Statement are required to be applied starting with fiscal years beginning after December 15, 2001. The adoption of SFAS No. 142 is not expected to have a material effect on the Company's financial statements.

______________________________________________________________________________

                                                 HEALTHY PLANET PRODUCTS, INC.
                                                 NOTES TO FINANCIAL STATEMENTS
______________________________________________________________________________


SFAS No. 143, "Accounting for Asset Retirement Obligations," addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This Statement applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development, and (or) the normal operation of a long-lived asset. The provisions of this Statement are required to be applied starting with fiscal years beginning after June 15, 2002. The adoption of SFAS No. 143 is not expected to have a material affect on the Company's financial statements.

SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," addresses financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS No. 144 replaces SFAS No. 121 and amends certain other accounting pronouncements. The provisions of this Statement are effective for financial statements issued for fiscal years beginning after December 15, 2001. The adoption of SFAS No. 144 is not expected to have a material effect on the Company's financial statements.

Reclassifications - Certain reclassifications have been made to the 2000 financial statements to conform to the 2001 presentation.


NOTE  2 -  GOING CONCERN

The Company has experienced recurring losses from operations. Due to the depletion of cash reserves, the Company may not be able to finance purchases. This creates an uncertainty about the Company's ability to continue as a going concern. Management has developed plans that it believes will improve cash flow from operations for 2002: (i) the reduction in rent expense which will start April 15, 2002 (Note 8), (ii) the decrease in minimum royalties that will be paid during 2002, (iii) the reduction or elimination of product lines that generate insufficient profit margins, (iv) revenues expected to be generated from the introduction during the year of extensions of existing product lines, and (v) shifting to less expensive suppliers for most of its products. The ability of the Company to continue as a going concern is dependent on the success of these plans and the Company's ability to attract debt or equity financing. The financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.


NOTE  3 -  ACCOUNTS RECEIVABLE

Accounts receivable                                               $   678,400
Less allowances for:
   Doubtful accounts                                                   57,000
   Returns                                                              6,300
                                                                  -----------
                                                                  $   615,100
                                                                  ===========
______________________________________________________________________________


                                                 HEALTHY PLANET PRODUCTS, INC.
                                                 NOTES TO FINANCIAL STATEMENTS
______________________________________________________________________________


The allowance for doubtful accounts decreased $369,500 from December 31, 2000. During the fourth quarter of 2000, a major customer with a receivable balance of $330,000 filed for Chapter 11 bankruptcy protection. In addition, several other customers, primarily dot com companies, closed their operations or reorganized. The high allowance at December 31, 2000, reflected these events.

The allowance for returns decreased $302,500 from December 31, 2000. Subsequent to December 31, 2000, the Company experienced increased returns due to agreements with certain customers allowing for unlimited returns of merchandise. During the year ended December 31, 2001, the Company changed its standard policies, eliminating return privileges. The allowance at December 31, 2001, reflects a return agreement with one customer.


NOTE  4 -  PROPERTY AND EQUIPMENT

Machinery, equipment, and leasehold improvements                   $   385,900
Computer software                                                      225,000
Equipment under capital lease                                          142,500
Color separations                                                      111,400
Furniture and fixtures                                                 100,800
                                                                   -----------
                                                                       965,600
Less accumulated depreciation and amortization                         654,100
                                                                   -----------
                                                                   $   311,500
                                                                   ===========


NOTE  5 -  NOTES PAYABLE TO RELATED PARTY

The Company has a $135,500 loan from a shareholder, with interest accruing at 13.875%. The note matured in April 2001, but the stockholder has not demanded repayment. During 2001, the stockholder made available to the Company a $300,000 line of credit, with interest at 10%, maturing in June 2002. Both notes are secured by accounts receivable. Subject to shareholder approval, the notes are convertible into common stock at a price per share equal to 10% above the average trading price of the Company's common stock for the 30 day period immediately preceding October 15, 2001. Interest expense on these notes was $30,800 and $8,700 for the years ended December 31, 2001 and 2000.


NOTE  6 -  OBLIGATIONS UNDER CAPITAL LEASE

Future minimum lease payments for office and computer equipment are as follows:

Minimum lease payments                                             $   108,400
Less amounts representing interest                                      21,100
                                                                   -----------
                                                                   $    87,300
                                                                   ===========

The Company is in default on its capital leases, therefore all amounts are considered current.
______________________________________________________________________________

                                                 HEALTHY PLANET PRODUCTS, INC.
                                                 NOTES TO FINANCIAL STATEMENTS
______________________________________________________________________________


NOTE  7 -  INCOME TAXES

                                                  2001               2000
                                               ----------         ----------
Provision for income taxes
   Federal                                     $        -         $        -
   State                                              800                800
                                               ----------         ----------
                                                      800                800
   Change in deferred income taxes                      -            450,700
                                               ----------         ----------
                                               $      800         $  451,500
                                               ==========         ==========


The difference between the actual income tax provision and the tax provision computed by applying the statutory federal income tax rate to the loss before taxes is attributable to the following:

                                                  2001               2000
                                               ----------         -----------
Income tax benefit                               (34.0) %            (34.0) %
State tax benefit                                 (5.8)               (5.8)
Change in deferred tax asset valuation
   allowance                                      47.0                71.0
Other                                             (7.2)                2.5
                                               ----------         ----------
                                                     -  %             33.7 %
                                               ==========         ==========


At December 31, 2001, the Company had available net operating loss carryovers of approximately $13,259,600 and $3,960,700, to be applied against future federal and California taxable income. Due to various changes in ownership subsequent to the years in which these losses were incurred, utilization of federal amounts may be subject to limitations under Section 382 of the Internal Revenue Code. The Company has not calculated the effect of the limitation. These net operating losses expire as follows:


                 Year Ending December 31,          Federal       California
                 ------------------------       ------------    ------------
                           2002                 $ 2,638,500     $   283,900
                           2003                   1,222,000         915,800
                           2004                   1,299,100       1,327,800
                           2005                     383,500             -
                           2006                      31,700             -
                           2010                         -           600,800
                           2011                         -           832,400
                           2012                     570,700             -
                           2018                   1,821,600             -
                           2019                   2,685,100             -
                           2020                   1,093,200             -
                           2021                   1,514,200             -
                                                ------------    ------------
                                                $13,259,600     $ 3,960,700
                                                ============    ============
______________________________________________________________________________

                                                 HEALTHY PLANET PRODUCTS, INC.
                                                 NOTES TO FINANCIAL STATEMENTS
______________________________________________________________________________


The Company has available approximately $25,500 of federal alternative minimum tax credits that can be carried forward indefinitely and offset against future income taxes.

Gross deferred tax assets and liabilities are $5,102,600 and $179,800, respectively.

The significant temporary differences and carryforwards that give rise to deferred tax assets at December 31, 2001, are as follows:

Accounts receivable allowances                                 $     27,100
Inventory reserve                                                   165,900
Other                                                                (3,300)
Valuation allowance                                                (189,700)
                                                               -------------
Current deferred tax asset                                     $        -
                                                               =============
Depreciation and amortization                                  $    (50,800)
Benefits from net operating loss carryforward                     4,858,400
Valuation allowance                                              (4,733,100)
Other                                                               (74,500)
                                                               -------------
Non-current deferred tax asset                                 $        -
                                                               =============

During 2001 and 2000, the valuation allowance increased $179,600 and $932,700 due to a continuing assessment of the Company's ability to realize its deferred tax assets. A full valuation allowance has been placed on deferred tax assets because sufficient uncertainty exists regarding their ultimate utilization.


NOTE  8 -	COMMITMENTS

Leases - The Company leases office and warehouse space for $15,900 per month under an operating lease expiring April 2002. Subsequent to December 31, 2001, the Company renegotiated the lease for less space and extended the term to April 2005 at $8,000 per month. The Company is responsible for substantially all costs associated with repairs, maintenance, taxes, and insurance. Rent expense totaled $191,200 and $204,000 for the years ended December 31, 2001 and 2000.

Future minimum lease payments are as follows:

                 Year Ending December 31,
                 ------------------------
                           2002                        $  123,650
                           2003                            96,000
                           2004                            96,000
                           2005                            28,000
                                                       -----------
                                                       $  343,650
                                                       ==========
______________________________________________________________________________

                                                 HEALTHY PLANET PRODUCTS, INC.
                                                 NOTES TO FINANCIAL STATEMENTS
______________________________________________________________________________


License agreements - The Company has entered into a licensing agreement with the National Wildlife Federation that expires in August 2002. The agreement calls for royalty payments of 5% of sales and is cancelable with 30 days notice, as defined in the agreement. Options exist to extend the term of the agreement for two additional two-year terms.


NOTE  9 -  MAJOR SUPPLIERS

During the years ended December 31, 2001 and 2000, the Company made 74% and 43% of its purchases from two suppliers. Amounts due to these suppliers included in accounts payable totaled $68,100 at December 31, 2001.


NOTE 10 -  CAPITAL STOCK

Series B preferred stock carried a cumulative annual dividend of $10.80 per share and allowed the Company to redeem the stock upon 60 days notice, plus cumulative but unpaid dividends. During 1997, the Company exercised its right to redeem all outstanding shares and suspended the accumulation of dividends. Redemption and cumulative dividends payable of $161,500 is accrued. The Company is attempting to recover redeemed shares from one remaining shareholder.

Series D preferred stock has full voting rights at the rate of one vote per share, and is convertible into common stock at the rate of one share of common stock for each share of preferred. The preferred stock has a liquidating preference of $5.11 per share and carries no dividend.


NOTE 11 -  STOCK OPTIONS AND WARRANTS

The Company has a stock option plan that provides for the granting of qualified and non-qualified stock options, incentive stock options, stock appreciation rights, restricted stock, restricted stock units, and dividend equivalents to employees, consultants, and non-employee directors up to an aggregate of 400,000 shares of common stock, plus any stock reserved or unreserved under pre-existing plans. This plan supercedes pre-existing plans. Awards under superceded plans are included in the new plan. During 2001, 25,000 options were granted, no options were exercised, and 25,000 options expired. At December 31, 2001, 66,671 common stock options were exercisable at a weighted-average exercise price of $1.82. The exercise prices of the options range from $0.29 to $3.69. Options have a remaining life of one to ten years.

The Company applies Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations in accounting for stock options and warrants. Accordingly, no compensation expense has been recognized for stock options and warrants issued. Had compensation cost for the Company's options and warrants been determined based on the fair value at the grant date consistent with the provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," the impact on the Company's net loss and loss per share would have been insignificant.

The fair value of options and warrants is estimated on the date of grant using the Black-Scholes option-pricing model, with the following weighted-average assumptions used for grants in:

______________________________________________________________________________

                                                 HEALTHY PLANET PRODUCTS, INC.
                                                 NOTES TO FINANCIAL STATEMENTS
______________________________________________________________________________


                                              2001               2000
                                          ------------       ------------
Dividends                                       None              None
Expected volatility                           113.41%           143.84%
Risk free interest rate                          5.1%              6.0%
Expected life                               10 years          10 years

Options issued during 2001 and 2000 have an estimated weighted average fair value of $0.27 and $0.49.

The activity of the stock option plan and warrants is as follows:

                                            Weighted-                    Weighted-
                                Shares       Average         Shares       Average
                                Under        Exercise        Under        Exercise
                               Warrants       Price         Warrants       Price
                              ----------    ----------     ----------    ----------
Balance, December 31, 1999     1,031,394       $2.10         160,000        $4.36
Granted                              -                        25,000         0.50
Exercised                            -                           -
Forfeited                            -                       (70,000)        6.08
                              ----------    ----------     ----------    ----------
Balance, December 31, 2000     1,031,394        2.10         115,000         2.47
Granted                              -                        25,000         0.29
Exercised                            -                           -
Forfeited                        (60,000)       5.00         (25,000)
                              ----------    ----------     ----------    ----------
Balance, December 31, 2001       971,394       $1.92         115,000        $1.23
                              ==========    ==========     ==========    ==========


NOTE 12 -  MAJOR CUSTOMER

Sales to a major customer were approximately $559,300 and $491,500 during the years ended December 31, 2001 and 2000, representing 19% and 11% of total sales, respectively. At December 31, 2001, amounts due from this customer included in accounts receivable was $208,300.


NOTE 13 -  EMPLOYEE BENEFIT PLAN

The Company has a 401(k) profit sharing plan covering all employees meeting minimum service requirements. Plan contributions are discretionary. There were no employer contributions for the years ended December 31, 2001 and 2000.

______________________________________________________________________________

                                                 HEALTHY PLANET PRODUCTS, INC.
                                                 NOTES TO FINANCIAL STATEMENTS
______________________________________________________________________________


NOTE 14 -	CONTINGENCY

In June 2000, the Sierra Club filed an arbitration proceeding against the Company before the American Arbitration Association in San Francisco, California. Sierra Club seeks damages in excess of $412,000, arising out of an alleged breach of a licensing agreement by the Company, as well as a declaration that the Sierra Club is entitled to future payments under the contract. The Company has filed its answer to the arbitration claim, in which it denied the allegations of the claim and set forth certain affirmative defenses. The Company further set forth certain counterclaims against the Sierra Club arising out of breaches by the Sierra Club of the same agreement. A hearing date for the arbitration has been set in April 2002. The Company believes that it has good and meritorious defenses to the claim and is actively pursuing a settlement of the action. The Company believes that it will be able to settle this matter without any material affect on its financial position.

The Company is also a defendant to several collection actions brought by various vendors incidental to the Company's business. Many of those claims are disputed and the Company continues to seek ways to resolve these lawsuits on a reasonable basis.


NOTE 15 -	EXTRAORDINARY ITEM

During the year ended December 31, 2001, the Company negotiated reduced payments on payables to several vendors. The resulting gain from amounts forgiven by vendors of $321,400, or $0.08 per share, is presented as an extraordinary item. Payments included a combination of cash and equipment. The fair value of equipment transferred approximated the net book value at the date of transfer.


______________________________________________________________________________

