Form 10QSB
period 2002-03-31
HEALTHY PLANET PRODUCTS INC
filed 2002-05-15
CIK 768260

SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549
                        ----------------------

                                FORM 10-QSB


   [X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

   For the quarterly period ended March 31, 2002

                      OR

   [X} Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act Of 1934

For the transition period from _________ to  _____________


                         Commission File No. 1-13048

                         HEALTHY PLANET PRODUCTS, INC.
                         -----------------------------
     (Exact Name of Small Business Issuer as Specified in Its Charter)

          Delaware                                  94-2601764
 ------------------------------                 ------------------
(State or Other Jurisdiction of                 (IRS Employer
  Incorporation or Organization)                Identification No.)


1700 Corporate Circle, Petaluma, California              94954
-------------------------------------------            --------
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

   As of May 10, 2002, there were issued and outstanding 3,840,584 shares of common stock of the registrant (exclusive of 31,335 shares of voting Series D Preferred Stock convertible into 31,335 shares of common stock).

   Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

                                    INDEX

                        HEALTHY PLANET PRODUCTS, INC.




                                                                  PAGE
                                                                  ----

PART I.   FINANCIAL INFORMATION

   Item 1.  Financial Statements

      Balance Sheet as of March 31, 2002 (unaudited)               3

      Statements of Operations for the three-months ended
       March 31, 2002 and 2001 (unaudited)   	                   4

      Statements of Cash Flows for the three-months ended
       March 31, 2002 and 2001 (unaudited)                         5

      Notes to the Financial Statements                            6

   Item 2.  Management's Discussion and Analysis of                8
            Financial Condition and Results of Operations


PART II.   OTHER INFORMATION

   Item 6.  Exhibits and Reports on Form 8-K                      12

SIGNATURES                                                        12

                        PART I.   FINANCIAL INFORMATION

Item 1.	Financial Statements

                                BALANCE SHEET
                                 (Unaudited)
                                                           March 31, 2002
                                                           --------------
                                   ASSETS

CURRENT ASSETS
   Cash                                                      $    72,915
   Accounts receivable - net of allowances
     for doubtful accounts and returns of $46,300                313,276
   Inventories                                                   451,102
   Prepaid expenses                                               52,676
                                                              ----------
         Total current assets                                    889,969
                                                              ----------

PROPERTY AND EQUIPMENT, at cost, net of accumulated
     depreciation and amortization                               282,470
                                                              ----------
OTHER ASSETS
   Publishing rights, less accumulated amortization
       of $148,186                                               107,525
   Customer list, less accumulated amortization
       of $91,895                                                 18,816
   Other assets                                                   34,277
                                                              ----------
         Total other assets                                      160,618
                                                              ----------
TOTAL ASSETS                                                 $ 1,333,057
                                                              ==========

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
   Accounts payable                                          $   353,200
   Royalties payable                                              78,878
   Commissions payable                                            25,791
   Series B preferred stock redemption and
     dividends payable                                           161,500
   Accrued wages, bonuses and payroll taxes                       34,536
   Accrued liabilities                                            81,567
   Note payable to related party                                 135,549
   Convertible note payable to related party                     270,000
                                                              ----------
Total current liabilities                                      1,141,021
                                                              ----------

SHAREHOLDERS' EQUITY
Common stock, $.01 par value, 12,000,000 shares
     authorized, 3,840,584 shares issued and outstanding          38,406
   Preferred stock, Series D, $.10 par value, with
     aggregate liquidation preferences of $160,100,
     371,009 shares authorized, 31,335 issued
     and outstanding                                               3,134
   Additional paid-in capital                                 14,670,188
   Accumulated deficit                                       <14,519,692>
                                                              ----------
         Total shareholders' equity                              192,036
                                                               ---------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                   $ 1,333,057
                                                              ==========

   The accompanying notes are an integral part of these financial statements.

                        HEALTHY PLANET PRODUCTS, INC.
                          STATEMENTS OF OPERATIONS
                                 (Unaudited)


                                                         Three Months
                                                        Ended March 31,
                                                      -------------------
                                                        2002         2001
                                                       -----         -----

NET SALES                                          $  348,390   $  731,452

COST OF GOODS SOLD                                    200,846      379,938
                                                    ---------    ---------
GROSS PROFIT                                          147,544      351,514
                                                    ---------    ---------
OPERATING EXPENSES
   Selling and marketing                              244,994      355,426
   General and administrative                         251,617      284,966
                                                    ---------    ---------
                                                      496,611      640,392
                                                    ---------    ---------

OPERATING LOSS                                       <349,067>    <288,878>
                                                    ---------    ---------
OTHER INCOME/<EXPENSE>
   Interest expense                                  < 11,295>     < 9,197>
                                                     --------     ---------
                                                     < 11,295>     < 9,197>
                                                    ---------    ---------

LOSS BEFORE INCOME TAXES AND EXTRAORDINARY ITEM      <360,362>    <298,075>

PROVISION FOR INCOME TAXES                                  0            0
                                                    ---------    ---------

LOSS BEFORE EXTRAORDINARY ITEM                       <360,362>    <298,075>

EXTRAORDINARY ITEM - GAIN ON DEBT RESTRUCTURING        72,947            0
                                                    ---------   ----------
NET LOSS                                           $ <287,415> $  <298,075>
                                                    =========    =========
LOSS PER COMMON SHARE
   Loss before extraordinary item                  $    <0.09> $     <0.08>
   Extraordinary item                                    0.02            -
                                                    ---------     ---------
   Net loss                                        $    <0.07> $     <0.08>
                                                    =========   ==========
WEIGHTED AVERAGE COMMON
SHARES OUTSTANDING                                  3,840,584    3,840,584
                                                    =========    =========

The accompanying notes are an integral part of these financial statements.

                            HEALTHY PLANET PRODUCTS, INC.
                               STATEMENTS OF CASH FLOWS
                                       (Unaudited)


                                                   Three Months Ended March 31
                                                         2002        2001
                                                        ------      ------
CASH FLOWS FROM OPERATING ACTIVITIES:

   Net Loss                                           <$287,415>  <$298,075>
   Adjustments to reconcile net loss to net cash
    from operating activities
      Depreciation and amortization                      65,994      75,784
      Allowance for doubtful accounts and returns       <17,000>   <156,365>
      Gain on debt restructuring                        <72,947>          0

Changes in:
      Accounts receivable                               318,823     551,155
      Inventories                                       <44,302>    <68,207>
      Prepaid expenses                                   35,824       8,657
      Accounts payable                                  <56,053>     <3,346>
      Royalties payable                                 <53,622>    <23,209>
      Commissions payable                               <14,909>     <8,868>
      Accrued wages, bonus & payroll taxes              <12,864>    <14,196>
      Accrued liabilities                                21,067      20,329
                                                      ---------    --------
        Net cash provided by <used in>
        operating activities                           <117,404>     83,659
                                                      ---------    --------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of property and equipment                    <8,439>     <6,300>
   Purchase of publishing rights                        <36,342>    <21,262>
                                                      ---------    --------
        Net cash used in investing activities           <44,781>    <27,562>
                                                      ---------    --------

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on obligations under capital lease             <20,000>    <11,247>
                                                      ---------    --------
        Net cash used in financing activities           <20,000>    <11,247>
                                                      ---------    --------

INCREASE/<DECREASE> IN CASH                            <182,185>     44,850
CASH, BEGINNING OF PERIOD                               255,100     223,400
                                                      ---------   ---------
CASH, END OF PERIOD                                  $   72,915  $  268,250
                                                       =========  =========

SUPPLEMENTARY CASH FLOW INFORMATION INCLUDES THE FOLLOWING:
   Cash paid during the period for:
      Interest                                               $0      $3,013
      Income taxes                                           $0          $0


   The accompanying notes are an integral part of these statements.

                       HEALTHY PLANET PRODUCTS, INC.
                       NOTES TO FINANCIAL STATEMENTS
                                (Unaudited)


NOTE 1 - BASIS OF PRESENTATION AND SUMMARY OF ACCOUNTING AND SIGNIFICANT ACCOUNTING POLICIES
         ---------------------------------------------------------------
The financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. It is believed, however, that the disclosures are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the Company's December 31, 2001 audited financial statements and notes thereto.

The financial statements, in the opinion of management, reflect all adjustments necessary, which are of a normal recurring nature, to fairly state the financial position and the results of operations. These results are not necessarily to be considered indicative of the results for the entire year.

Certain reclassifications have been made to the financial statements as of March 31, 2001 and for the three months then ended to conform with the current quarter presentation.

Recent Accounting Pronouncements

In June 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations. This statement applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development, and/or the normal operation of long-lived assets, except for certain obligations of lessees. This statement is not applicable to the Company.

In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. This statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This statement replaces SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of, the accounting and reporting provisions of APB No. 30, Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual, and Infrequently Occurring Events and Transactions, for the disposal of a segment of a business, and amends Accounting Research Bulletin No. 51, Consolidated Financial Statements, to eliminate the exception to consolidation for a subsidiary for which control is likely to be temporary. The adoption of SFAS No. 144 has not had a material impact, if any, on its financial position or results of operations.

In April 2002, the FASB issued SFAS No. 145, Rescission of FASB Statements
No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections. SFAS No. 145 updates, clarifies, and simplifies existing accounting pronouncements. This statement rescinds SFAS No. 4, which required all gains and losses from extinguishments of debt to be aggregated and if material, classified as an extraordinary item, net of related income tax effect. As a result, the criteria in APB No. 30 will now be used to classify

(unaudited)


those gains and losses. SFAS No. 64 amended SFAS No. 4 and is no longer necessary as SFAS No. 4 has been rescinded. SFAS No. 44 has been rescinded as it is no longer necessary. SFAS No. 145 amends SFAS No. 13 to require that certain lease modifications that have economic effects similar to sale-leaseback transactions be accounted for in the same manner as sale-lease transactions. This statement also makes technical corrections to existing pronouncements. While those corrections are not substantive in nature, in some instances, they may change accounting practice. The adoption of SFAS No. 145 has not had a material impact, if any, on its financial position or results of operations.

NOTE 2 - GOING CONCERN
----------------------

The Company has experienced recurring losses. Due to the depletion of cash reserves, the Company may not be able to finance purchases. This creates an uncertainty about the Company's ability to continue as a going concern. Management has developed plans that it believes will improve cash flow from operations for 2002: (i) the reduction in rent expense which will start April 15, 2002, (ii) the decrease in minimum royalties that will be paid during 2002,
(iii) the reduction or elimination of product lines that generate insufficient profit margins, (iv) revenues expected to be generated from the introduction during the year of extensions of existing product lines, (v) shifting to less expensive suppliers for most of its products, and (vi) the reorganization of its sales management team.

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

NOTE 3 - PROPERTY AND EQUIPMENT
-------------------------------

      Property and equipment consist of the following:
                                                                March 31,
                                                                   2002
                                                                 -------

         Machinery, equipment and leasehold improvements     $   385,900
         Color separations                                       111,400
         Furniture and fixtures                                  100,800
         Equipment under capital lease                           150,939
         Computer software                                       225,000
                                                               ---------
                                                                 974,039
      Less accumulated depreciation and amortization            <691,569>
                                                               ---------

                                                             $   282,470
                                                               =========

(unaudited)

NOTE 4 - CONTINGENCY
---------------------

In June 2000, the Sierra Club filed an arbitration proceeding against the Company before the American Arbitration Association in San Francisco, California. The Sierra Club seeks damages in excess of $412,000 arising out of an alleged breach of a licensing agreement by the Company, as well as a declaration that the Sierra Club is entitled to future payments under the contract. The Company has filed its answer to the arbitration claim, in which it denied the allegations of the claim and set forth certain affirmative defenses. The Company further set forth certain counterclaims against the Sierra Club arising out of breaches by the Sierra Club of the same agreement. The Company believes that it has good and meritorious defenses to the claim. The hearing date for the arbitration, which was set for April 2002, was taken off calendar as the parties discuss settlement. The Company believes that it will be able to settle this matter without any material affect on its financial position.

The Company is also a defendant to several collection actions brought by various vendors incidental to the Company's business. Many of those claims are disputed and the Company continues to seek ways to resolve these lawsuits on a reasonable basis.

Note 5 - EXTRAORDINARY ITEM
---------------------------
During the quarter ended March 31, 2002, the Company negotiated a reduced payment on its capital lease. The resulting gain from the amount forgiven by the vendor of $72,947, or $0.02 per share, is presented as an extraordinary item.


Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Special Note Regarding Forward-Looking Statements
-------------------------------------------------

Certain statements in this Form 10-QSB, including information set forth under
Item 6 "Management's Discussion and Analysis of Financial Condition and Results of Operations" constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Act"). The Company desires to avail itself of certain "safe harbor" provisions of the Act and is therefore including this special note to enable the Company to do so. Forward-looking statements included in this Form 10-QSB or hereafter included in other publicly available documents filed with the Securities and Exchange Commission, reports to the Company's stockholders and other publicly available statements issued or released by the Company involve known and unknown risks, uncertainties, and other factors, including those discussed below and in the Company's Form 10-KSB for the year ended December 31, 2001, which could cause the Company's actual results, performance (financial or operating) or achievements to differ from the future results, performance (financial or operating) achievements expressed or implied by such forward looking statements. Such future results are based upon management's best estimates based upon current conditions and the most recent results of operations. These include management's forecasts for sales, purchasing plans and programs of certain large chain buyers relating to holiday product, net operating losses in each of the four most recent fiscal years, general

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS    (continued)

economic conditions for the Company's product lines, competition generally and specifically relating to greeting cards having environmental, nature or wildlife themes, the ability of the Company to sustain consumer demand for the Company's principal card lines, the absence of long term supply contracts which could make production costs unpredictable, the ability to obtain additional operating capital in order to sustain operations, the ability to deal with its secured and general creditors, and its ability to meet the continued listing requirements of the American Stock Exchange, and certain other risks and uncertainties such as the impact of terrorism and war on the national economy and retailers.

Sales
-----

For the three months ended March 31, 2002, the Company's net sales amounted to $348,390 which reflected a decrease of $383,062 or 52.4% versus last year's three month results of $731,452. Adoption kit sales decreased by 54% and paper product sales decreased by 55%. The uneasiness in the retail economy continued on through the first quarter of 2002. Orders from the Company's two major chain accounts decreased significantly since September, 2001. Decreased sales to these customers accounted for half of the year to year decline.

Gross Profit
------------

For the three months ended March 31, 2002, gross profit amounted to $147,544 or 42.4% of sales. For the comparable prior year period, gross profit amounted to $351,514 or 48.1% of sales. Lower sales on fixed overhead costs contributed to the decline in gross margin.

Operating Expenses
------------------

For the three months ended March 31, 2002, selling and marketing expenses amounted to $244,994 reflecting a decrease of $110,432 or 31.1% versus the prior year level of $355,426. This decrease was a result of reductions in sales, and therefore less sales commissions, reductions in warehouse, marketing and office staffing and cutbacks in other selling and marketing expenses.

General and administrative expenses amounted to $251,617 for the three months ended March 31, 2002, reflecting a decrease of $33,349 or 11.7% versus the prior year period of $284,966. This decrease was a result of reductions in office staffing and medical insurance costs partially offset by increased professional fees.

Operating loss
--------------

An operating loss of $349,067 was incurred for the three months ended March 31, 2002, an increase of $60,189 over last year's loss of $288,878. With the inclusion of interest expenses of $11,295, the Company had an operating loss of $360,362 before extraordinary item. Extraordinary income of $72,947 from creditor negotiations and settlements resulted in a net loss of $287,415 or $.07 per share as compared to a net loss of $298,075 or $.08 per share in the prior year. All per share amounts are based on the weighted average common shares outstanding for the period.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS   (continued)

Balance Sheet
-------------

Total assets at March 31, 2002 amounted to $1,333,057 which reflected a decrease versus the December 31, 2001 level of 1,829,800 by $496,743. Increases in inventories, fixed assets and other assets were offset by decreases in cash, receivables and prepaid assets. Total current liabilities amounted to $1,141,021 as of March 31, 2002, which reflected a decrease of $209,279 versus the December 31, 2001 level of $1,350,300. The decrease was a result of decreases in trade payables, royalties payable, commissions and accrued wages offset in part by an increase in accrued liabilities.

Liquidity and Capital Resources
-------------------------------

At March 31, 2002, the Company's current liabilities exceeded its current assets by $251,052. This compared to December 31, 2001 positive working capital level of $15,200 for a decline of $266,252. Net cash used by operating activities during the period amounted to $117,404. The net loss of $287,415 and changes in non-cash items of $23,953 were offset by $193,964 provided by changes in net receivables, inventory, and other assets and liabilities.

Cash used by investing activities amounted to $8,439 to purchase additional computer disk space and $36,342 to purchase publishing rights. Cash used by financing activities consisted of $20,000 in principal paid back to settle an outstanding capital lease.

The primary source of the Company's liquidity during the past several years has been sales of the Company's securities. A rights offering made to the Company's stockholders in 1999, in which the Company issued an aggregate of 1,582,216 shares of Common Stock (including 970,200 shares to the Chairman and certain of his affiliates, resulted in the receipt by the Company of an aggregate of approximately $1,665,500 in gross proceeds. On October 13, 2000 the Company borrowed the sum $500,000 from The InterGroup Corporation ("InterGroup"). This loan was evidenced by a promissory note secured by all of the Company's accounts receivables. The loan, bearing interest at the rate of 13.875% per annum, was due February 28, 2001. InterGroup had agreed to an extension of that note until April 30, 2001 and the Company intends to negotiate a further extension of that note. In October 2001, InterGroup made available to the Company a $300,000 secured line of credit with an interest rate of 10% per annum to provide working capital for the Company. Loans made pursuant to the line of credit are evidenced by promissory notes that mature June 30, 2002 and are secured by all of the Company's accounts receivable. Subject to shareholder approval, InterGroup has the right, but not the obligation, to convert any outstanding amounts due on the notes to common stock at a price equal to 10% above the average trading price of the Company's common stock for the 30 day period immediately preceding October 15, 2001.

The Company has experienced recurring losses. Due to the depletion of cash reserves, the Company may not be able to finance purchases. This creates an uncertainty about the Company's ability to continue as a going concern. Management has developed plans that it believes will improve cash flow from operations for 2002: (i) the reduction in rent expense which will start April 15, 2002, (ii) the decrease in minimum royalties that will be paid during 2002, (iii) the reduction or elimination of product lines that generate insufficient profit margins, (iv) revenues expected to be generated from the introduction during the year of extensions of existing product lines, (v)

--------------------------------------------


shifting to less expensive suppliers for most of its products and (vi) the reorganization of its sales management team. The ability of the Company to continue as a going concern is dependent on the success of these plans and the Company's ability to attract debt or equity financing. The financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.

The Company has also been notified by the American Stock Exchange ("AMEX") that it does not currently meet the Exchange's continued listing standards, including minimum stockholder's equity requirements. In April 2002, the Company submitted a preliminary plan to AMEX to regain compliance with its continued listing standards by December 31, 2002. The Company makes no assurances that such a plan will in fact be accepted by AMEX or that the Company will be able to achieve such compliance.


CRITICAL ACCOUNTING POLICIES
----------------------------
Our discussion and analysis of our financial conditions and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of financial statements requires management to make estimates and judgments that affect the reported amounts of assets and liabilities, revenues and expenses, and disclosures on the date of the financial statements. On an on-going basis, we evaluate our estimates, including, but not limited to, those related to revenue recognition. We use authoritative pronouncements, historical experience, and other assumptions as the basis for making judgments. Actual results could differ from those estimates. We believe that the following critical accounting policies affect our more significant judgments and estimates in the preparation of our consolidated financial statements.


REVENUE RECOGNITION
-------------------
Revenue is recorded at the time of merchandise shipment, net of provisions for returns in accordance with interpretative guidance provided by Staff Accounting Bulletin (SAB) No. 101. The majority of the Company's sales are to retailers and these retailers generally have no right to return products.


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

                                   PART II
                              OTHER INFORMATION

Item 6.    Exhibits and Reports on Form 8-k
           --------------------------------


(a) Reports on Form 8-K - During the quarter ended March 31,
               2002, the following reports on Form 8-k were filed by the Registrant.

Date of Report           Item Reported             Description
--------------           -------------             ------------
April 9, 2002            Item 4. Change in         Resignation of Moss Adams,
                         registrant's certifying   LLP; Engagement of Singer
                         accountant                Lewak Greenbaum & Goldstein
                                                   LLP



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

                                              HEALTHY PLANET PRODUCTS, INC.
                                                      (Registrant)

DATED:   May 14, 2002                      by: /s/ Antonio Santiago
                                              ----------------------
                                                 Antonio Santiago,
                                                 Vice President of Finance

DATED:   May 14, 2002                      by: /s/ Gregory C. McPherson
                                              --------------------------
                                                 Gregory C. McPherson,
                                                 Interim President