Form 10QSB
period 2002-06-30
HEALTHY PLANET PRODUCTS INC
filed 2002-08-14
CIK 768260

SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549
                        ----------------------

                                FORM 10-QSB


   [X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

   For the quarterly period ended June 30, 2002

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

   As of August 13, 2002, there were issued and outstanding 3,840,584 shares of common stock of the registrant (exclusive of 31,335 shares of voting Series D Preferred Stock convertible into 31,335 shares of common stock).

   Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

                                    INDEX

                        HEALTHY PLANET PRODUCTS, INC.




                                                                  PAGE
                                                                  ----

PART I.   FINANCIAL INFORMATION

   Item 1.  Financial Statements

      Balance Sheet as of June 30, 2002 (unaudited)                3

      Statements of Operations for the three-months ended
       and six-months ended June 30, 2002 and 2001 (unaudited)     4

      Statement of Cash Flows for the six-months
       ended June 30, 2002 and 2001 (unaudited)                    5

      Notes to the Financial Statements                            6

   Item 2.  Management's Discussion and Analysis of                8
            Financial Condition and Results of Operations


PART II.   OTHER INFORMATION

   Item 5.  Other Information                                     12

   Item 6.  Exhibits and Reports on Form 8-K                      13

SIGNATURES                                                        14


                        PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements

                                BALANCE SHEET
                                 (Unaudited)
                                                           June 30, 2002
                                                           --------------
                                   ASSETS
CURRENT ASSETS
   Cash                                                      $    57,664
   Accounts receivable - net of allowances
     for doubtful accounts and returns of $43,661                300,580
   Inventories                                                   395,254
   Prepaid expenses                                               28,770
                                                              ----------
         Total current assets                                    782,268
                                                              ----------

PROPERTY AND EQUIPMENT, at cost, net of accumulated
     depreciation and amortization                               254,030
                                                              ----------
OTHER ASSETS
   Security deposits                                              34,277
   Publishing rights - net of accumulated
     amortization of $167,942                                     90,567
   Other                                                          10,968
                                                              ----------
         Total other assets                                      135,812
                                                              ----------
TOTAL ASSETS                                                 $ 1,172,110
                                                              ==========

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
   Accounts payable                                          $   351,742
   Royalties payable                                              79,732
   Commissions payable                                            30,891
   Series B preferred stock redemption and
     dividends payable                                           161,500
   Accrued wages, bonuses and payroll taxes                       36,396
   Accrued liabilities                                           102,303
   Note payable to related party                                 455,549
                                                               ----------
          Total current liabilities                            1,218,113
                                                              ----------

SHAREHOLDERS' EQUITY
   Common stock, $.01 par value, 12,000,000 shares
     authorized, 3,840,584 shares issued and outstanding          38,406
   Preferred stock, Series D, $.10 par value, with
     aggregate liquidation preferences of $160,100,
     371,009 shares authorized, 31,335 issued
     and outstanding                                               3,134
   Additional paid-in capital                                 14,670,188
   Accumulated deficit                                       (14,757,731)
                                                              ----------
         Total shareholders' equity                              (46,003)
                                                               ---------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                   $ 1,172,110
                                                              ==========

The accompanying notes are an integral part of these financial statements.

                        HEALTHY PLANET PRODUCTS, INC.
                          STATEMENTS OF OPERATIONS
                               (Unaudited)


                                       Three Months              Six Months
                                          Ended June 30,            Ended June 30,
                                        -------------------        ---------------

                                         2002         2001         2002        2001
                                         ----         ----         ----        ----
NET SALES                            $  388,471   $  520,095   $  736,861   $1,251,547

COST OF GOODS SOLD                      200,275      313,153      401,121      693,091
                                      ---------    ---------    ---------    ---------
GROSS PROFIT                            188,196      206,942      335,740      558,456
                                      ---------    ---------    ---------    ---------

OPERATING EXPENSES
   Selling and marketing                233,693      316,867      478,687      672,292
   General and administrative           180,256      219,465      431,873      504,431
                                      ---------    ---------     --------    ---------
                                        413,949      536,332      910,560    1,176,723
                                      ---------    ---------     --------    ---------

OPERATING LOSS                         (225,753)    (329,390)    (574,820)    (618,267)

OTHER INCOME/(EXPENSE)
   Interest expense                    (12,287)       (8,040)     (23,582)     (17,238)
                                      ---------     ---------     -------     --------

LOSS BEFORE INCOME TAXES
AND EXTRAORDINARY ITEM                (238,040)     (337,430)    (598,402)    (635,505)

PROVISION FOR INCOME TAXES                   0             0            0            0
                                     ---------     ---------      -------     --------
LOSS BEFORE EXTRAORDINARY ITEM        (238,040)     (337,430)    (598,402)    (635,505)

EXTRAORDINARY ITEM- GAIN ON
DEBT RESTRUCTURING                           0             0       72,947            0
                                     ---------     ---------     --------     --------
NET LOSS                           $  (238,040)   $ (337,430)   $(525,455)   $(635,505)
                                     =========     =========     ========     ========


LOSS PER COMMON SHARE
   Loss before extraordinary item  $     (0.06)    $   (0.09)   $   (0.16)    $  (0.17)
   Extraordinary item                        -             -         0.02             -
                                     ---------     ---------     ---------    ---------
   Net loss                        $     (0.06)    $   (0.09)   $   (0.14)    $  (0.17)
                                     =========     =========     =========     ========
WEIGHTED AVERAGE COMMON
   SHARES OUTSTANDING                3,840,584     3,840,584     3,840,584    3,840,584
                                     =========     =========     =========    =========


The accompanying notes are an integral part of these financial statements.

                            HEALTHY PLANET PRODUCTS, INC.
                               STATEMENT OF CASH FLOWS
                                     (Unaudited)


                                                    Six Months Ended June 30,
                                                         2002        2001
                                                        ------      ------
CASH FLOWS FROM OPERATING ACTIVITIES:

   Net Loss                                           ($525,455)  ($635,505)
   Adjustments to reconcile net loss to net cash
    from operating activities
      Depreciation and amortization                     124,038     158,294
      Allowance for doubtful accounts and returns       (19,639)   (604,187)
      Gain on debt restructuring                        (72,947)          0
      Inventory reserve                                 (10,041)   (116,789)

   Changes in:
      Accounts receivable                               334,158   1,017,856
      Inventories                                        21,587      71,312
      Prepaid expenses                                   59,730      33,090
      Accounts payable                                  (57,511)    231,083
      Royalties payable                                 (52,768)    (69,099)
      Commissions payable                                (9,809)     (8,738)
      Accrued wages, bonus & payroll taxes              (11,004)    (13,303)
      Accrued liabilities                                41,803      37,543
                                                      ---------    --------
         Net cash provided by (used in)
         operating activities                          (177,858)    101,557
                                                      ---------    --------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of property and equipment                   (10,439)     (7,529)
   Purchase of publishing rights                        (39,139)    (27,277)
                                                       ---------    --------
         Net cash used in investing activities          (49,578)    (34,806)
                                                       ---------    --------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Payments on obligations under capital lease          (20,000)    (11,247)
   Proceeds from note payable to related party           50,000           0
                                                      ---------    --------
         Net cash provided by financing activities       30,000     (11,247)
                                                      ---------    --------

INCREASE/DECREASE IN CASH                              (197,436)     55,504
CASH, BEGINNING OF PERIOD                               255,100     223,400
                                                      ---------   ---------
CASH, END OF PERIOD                                  $   57,664  $  278,904
                                                      =========   =========

SUPPLEMENTARY CASH FLOW INFORMATION INCLUDES THE FOLLOWING:
   Cash paid during the period for:
      Interest                                               $0      $3,014
      Income taxes                                           $0          $0


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

Certain reclassifications have been made to the financial statements as of June 30, 2001 and for the three and six months then ended to conform with the current quarter presentation.

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

In April 2002, the FASB issued SFAS No. 145, Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections. SFAS No. 145 updates, clarifies, and simplifies existing accounting pronouncements. This statement rescinds SFAS No. 4, which required all gains and losses from extinguishments of debt to be aggregated and if material, classified as an extraordinary item, net of related income tax effect. As a result, the criteria in APB No. 30 will now be used to classify those gains

(unaudited)


and losses. SFAS No. 64 amended SFAS No. 4 and is no longer necessary as SFAS No. 4 has been rescinded. SFAS No. 44 has been rescinded as it is no longer necessary. SFAS No. 145 amends SFAS No. 13 to require that certain lease modifications that have economic effects similar to sale-leaseback transactions be accounted for in the same manner as sale-lease transactions. This statement also makes technical corrections to existing pronouncements. While those corrections are not substantive in nature, in some instances, they may change accounting practice. The adoption of SFAS No. 145 has not had a material impact, if any, on its financial position or results of operations.

NOTE 2 - GOING CONCERN
----------------------

The Company has experienced recurring losses. Due to the depletion of cash reserves, the Company may not be able to finance purchases. This creates an uncertainty about the Company's ability to continue as a going concern. Management has developed plans that it believes will improve cash flow from operations for 2002: (i) the reduction in rent expense which started April 15, 2002, (ii) the decrease in minimum royalties that will be paid during 2002,
(iii) the reduction or elimination of product lines that generate insufficient profit margins, (iv) revenues expected to be generated from the introduction during the year of extensions of existing product lines, (v) shifting to less expensive suppliers for most of its products, and (vi) the reorganization of its sales management team.

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


NOTE 3 - PROPERTY AND EQUIPMENT
-------------------------------

      Property and equipment consist of the following:
                                                                June 30,
                                                                  2002
                                                                -------

         Machinery, equipment and leasehold improvements     $   281,845
         Color separations                                       111,400
         Furniture and fixtures                                   43,537
         Computer software                                       235,410
                                                               ---------
                                                                 672,192
      Less accumulated depreciation and amortization            (418,162)
                                                               ---------

                                                             $   254,030
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

Note 5 - EXTRAORDINARY ITEM
---------------------------
During the six months ended June 30, 2002, the Company negotiated a reduced payment on its capital lease. The resulting gain from the amount forgiven by the vendor of $72,947, or $0.02 per share, is presented as an extraordinary item.

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Special Note Regarding Forward-Looking Statements
-------------------------------------------------

Certain statements in this Form 10-QSB, including information set forth under
Item 2 "Management's Discussion and Analysis of Financial Condition and Results of Operations" constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Act"). The Company desires to avail itself of certain "safe harbor" provisions of the Act and is therefore including this special note to enable the Company to do so. Forward-looking statements included in this Form 10-QSB or hereafter included in other publicly available documents filed with the Securities and Exchange Commission, reports to the Company's stockholders and other publicly available statements issued or released by the Company involve known and unknown risks, uncertainties, and other factors, including those discussed below and in the Company's Form 10-KSB for the year ended December 31, 2001, which could cause the Company's actual results, performance (financial or operating) or achievements to differ from the future results, performance (financial or operating) achievements expressed or implied by such forward looking statements. Such future results are based upon management's best estimates based upon current conditions and the most recent results of operations. These include management's forecasts for sales, purchasing plans and programs of certain large chain buyers relating to holiday product, net operating losses in each of the four most recent fiscal years, general

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS    (continued)

economic conditions for the Company's product lines, competition generally and specifically relating to greeting cards having environmental, nature or wildlife themes, the ability of the Company to sustain consumer demand for the Company's principal card lines, the absence of long term supply contracts which could make production costs unpredictable, the ability to obtain additional operating capital in order to sustain operations, the ability to deal with its secured and general creditors, and its ability to meet the continued listing requirements of the American Stock Exchange and the possible delisting from that Exchange, and certain other risks and uncertainties such as the impact of terrorism and war on the national economy and retailers.

Sales
-----

For the six months ended June 30, 2002, the Company's net sales amounted to $736,861, which reflected a decrease of $514,686 or 41.1% versus last year's six month results of $1,251,547. Adoption kits sales decreased by 49.2% and paper product sales decreased by 18.6%. Orders from the Company's two major chain accounts decreased significantly since September 11. Decreased sales to these two customers accounted for 51.6% of the year to year decline.

For the three months ended June 30, 2002, the Company's net sales amounted to $388,471, which reflected a decrease of $131,624 or 25.3% versus last year's three month results of $520,095. Adoption kit sales were flat for the period and paper product sales decreased by 48.7%. Orders from the Company's two major chain accounts decreased significantly since September 11. Decreased sales to these two customers accounted for 53.1% of the year-to-year decline.

Gross Profit
------------

For the six months ended June 30, 2002, gross profit amounted to $335,740 or 45.6% of sales. For the comparable prior year period, gross profit amounted to $558,456 or 44.6% of sales. The Company's new lease took effect April 15, 2002. Lower rent and overhead costs contributed to the improvement in gross margin.

For the three months ended June 30, 2002, gross profit amounted to $188,196 or 48.5% of sales. For the comparable prior year period, gross profit amounted to $206,942 or 39.8% of sales. The Company's new lease took effect April 15, 2002. Lower rent and overhead costs contributed to the improvement in gross margin.

Operating Expenses
------------------

For the six months ended June 30, 2002, selling and marketing expenses amounted to $478,687 reflecting a decrease of $193,605 or 28.8% versus the prior year period of $672,292. This decrease was a result of reductions in sales, and therefore less sales commissions, reductions in warehouse, marketing and office staffing and cutbacks in other selling and marketing expenses.

For the three months ended June 30, 2002, selling and marketing expenses amounted to $233,693 reflecting a decrease of $83,174 or 26.3% versus the prior year period of $316,867. This decrease was a result of reductions in sales, and therefore less sales commissions, reductions in warehouse, marketing and office staffing and cutbacks in other selling and marketing expenses.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS	  (continued)


General and administrative expenses amounted to $431,873 for the six months ended June 30, 2002, reflecting a decrease of $72,558 or 14.4% versus the prior year period of $504,431. This decrease was a result of reductions in office staffing, office rent, and medical insurance costs partially offset by increased legal and audit fees.

General and administrative expenses amounted to $180,256 for the three months ended June 30, 2002, reflecting a decrease of $39,209 or 17.9% versus the prior year period of $219,465. This decrease was a result of reductions in office staffing, office rent, and medical insurance costs partially offset by increased legal fees.


Operating Loss
--------------

An operating loss of $574,820 was incurred for the six months ended June 30, 2002, an improvement of $43,447 compared to the prior period's loss of $618,267. With the inclusion of interest expense of $23,582, the Company had an operating loss of $598,402 before extraordinary item. Extraordinary item of $72,947 from creditor negotiations and settlements resulted in a net loss of $525,455 or $.14 per share as compared to a net loss of $635,505 or $.17 per share in the prior year. All per share amounts are based on the weighted average common shares outstanding for the period.

An operating loss of $225,753 was incurred for the three months ended June 30, 2002, an improvement of $103,637 compared to the prior period's loss of $329,390. Interest expense of $12,287 increased the operating loss to result in a net loss of $238,040 or $.06 per share. For the prior year period, the net loss amounted to $337,430 or $.09 per share. All per share amounts are based on the weighted average common shares outstanding for the period.

Balance Sheet
-------------

Total assets at June 30, 2002 amounted to $1,172,110, which reflected a decrease versus the December 31, 2001 level of $1,829,800 by $657,690. Increases in fixed assets and other assets were offset by decreases in receivables, inventories, prepaid assets and cash. Total current liabilities amounted to $1,218,113 as of June 30, 2002, which reflected a decrease of $132,187 versus the December 31, 2001 level of $1,350,300. The decrease was a result of an increase in accrued liabilities offset by decreases in trade payables, royalties payable, commissions and accrued wages.


Liquidity and Capital Resources
-------------------------------

At June 30, 2002, the Company's current liabilities exceeded its current assets by $435,845. This compared to December 31, 2001 positive working capital level of $15,200 for a decline of $451,045. Net cash used by operating activities during the period amounted to $177,858. The net loss of $525,455 and changes in non-cash items of $21,411 were offset by $326,186 provided by changes in net receivables, inventory, and other assets and liabilities.

--------------------------------------------

Cash used by investing activities amounted to $10,439 to purchase additional computer disk space and $39,139 to purchase publishing rights. Cash from financing activities consisted of $20,000 in principal paid back to settle an outstanding capital lease and $50,000 cash proceeds on a loan from InterGroup.

The primary source of the Company's liquidity during the past several years has been sales of the Company's securities and secured loans from a related party. A rights offering made to the Company's stockholders in 1999, in which the Company issued an aggregate of 1,582,216 shares of Common Stock (including 970,200 shares to the Chairman and certain of his affiliates, resulted in the receipt by the Company of an aggregate of approximately $1,665,500 in gross proceeds. On October 13, 2000 the Company borrowed the sum $500,000 from The InterGroup Corporation ("InterGroup"). This loan was evidenced by a promissory note secured by all of the Company's accounts receivables. The loan, bearing interest at the rate of 13.875% per annum, was due February 28, 2001. InterGroup has agreed to a further extension of that note until September 30, 2002 and to reduce the annual interest rate to 10%. In October 2001, InterGroup also made available to the Company a $300,000 secured line of credit with an interest rate of 10% per annum to provide working capital for the Company. Loans made pursuant to the line of credit are evidenced by promissory notes that were due to mature on June 30, 2002, but were extended to September 30, 2002. These notes are also secured by all of the Company's accounts receivable. Subject to shareholder approval, InterGroup has the right, but not the obligation, to convert any outstanding amounts due on the notes to common stock at a price equal to 10% above the average trading price of the Company's common stock for the 30 day period immediately preceding October 15, 2001.

The Company has experienced recurring losses. Due to the depletion of cash reserves, the Company may not be able to finance purchases. This creates an uncertainty about the Company's ability to continue as a going concern. Management has developed plans that it believes will improve cash flow from operations for 2002: (i) the reduction in rent expense which started April 15, 2002, (ii) the decrease in minimum royalties that will be paid during 2002,
(iii) the reduction or elimination of product lines that generate insufficient profit margins, (iv) revenues expected to be generated from the introduction during the year of extensions of existing product lines, (v) shifting to less expensive suppliers for most of its products and (vi) the reorganization of its sales management team. The ability of the Company to continue as a going concern is dependent on the success of these plans and the Company's ability to attract debt or equity financing. The financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. If the Company is not able to attract additional financing, it will consider other strategic options.

The Company has also been notified by the American Stock Exchange ("Amex" or the "Exchange") that it does not currently meet the Exchange's continued listing standards, including minimum stockholder's equity requirements, and faces delisting. Although the Company intends to appeal that determination to a committee of Amex, there can be no assurances that the Company's request for continued listing will be granted and, if the Company is not able to attract significant additional equity capital in the immediate future, it is unlikely that it will be able to maintain its listing. Please see Item 5. "Other Events" for a full discussion of the status of the Company's Amex listing.

CRITICAL ACCOUNTING POLICIES
----------------------------
Our discussion and analysis of our financial conditions and results of operations are based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of financial statements requires management to make estimates and judgments that affect the reported amounts of assets and liabilities, revenues and expenses, and disclosures on the date of the financial statements. On an on-going basis, we evaluate our estimates, including, but not limited to, those related to revenue recognition. We use authoritative pronouncements, historical experience, and other assumptions as the basis for making judgments. Actual results could differ from those estimates. We believe that the following critical accounting policies affect our more significant judgments and estimates in the preparation of our consolidated financial statements.


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


                         PART II. OTHER INFORMATION


Item 5.  Other Information.

As previously disclosed in its Form 10-KSB for the year ended December 31, 2001 and in its Form 10-QSB for the quarter ended March 31, 2002, Healthy Planet received notice from the Staff of Amex that it did not meet certain of the Exchange's continued listing standards as set forth in the Amex Company Guide concerning losses from continuing operations, net losses and minimum stockholder's equity requirements. In April 2002, the Company submitted a preliminary plan to Amex to regain compliance with its continued listing standards by December 31, 2002 (the "Plan"). Subsequent to the submission of that Plan, Healthy Planet was notified by Amex that it was below certain additional listing standards due to the fact that the Company had incurred net losses in each of its past five fiscal years ended December 31, 2001 and had stockholders equity of less than $6,000,000. On June 7, 2002, the Amex notified the Company that it was prepared to tentatively accept the Company's Plan and grant it an extension of time to regain compliance with the continued listing standards subject to certain conditions, including the necessity for additional capital infusions into the Company. Healthy Planet was also advised that it would be subject to further review by the Exchange Staff during the extension period and that failure to make progress consistent with the Plan or to regain compliance by the end of the period could result in the Company being delisted from Amex. Those matters and the prospect of delisting were discussed in Healthy Planet's Form 8-K report dated June 7, 2002.

On August 8, 2002, Healthy Planet received notice that the Amex Staff had determined that the Company's compliance Plan does not make reasonable demonstration of its ability to regain compliance with the listing standards by December 31, 2002 and that the Staff intends to proceed with the filing of an application with the Securities and Exchange Commission to strike the Company's common stock from listing and registration with Amex. The Amex Staff also informed the Company that it had fallen below an additional listing standard since the aggregate market value of the Company's shares publicly held was less than $1,000,000 for more than 90 consecutive days. Healthy Planet intends to appeal this determination and will request a hearing before a committee of Amex. There can be no assurances that the Company's request for continued listing will be granted and, if the Company is not able to attract significant additional equity capital in the immediate future, it is unlikely that it will be able to maintain its listing.

On August 13, 2002, the Company's Board of Directors appointed Gregory C. McPherson as a director and elected him as Chairman of the Board. Mr. McPherson fills the vacancy on the Board resulting from the resignation of Daniel R. Coleman and succeeds John V. Winfield as Chairman. Mr. Winfield remains as a director of the Company. Mr. McPherson has served as Interim President of the Company since March 23, 2000. Mr. McPherson is also Executive Vice President of InterGroup, where he has been employed since 1993. Prior to joining InterGroup, Mr. McPherson was a private financial and strategic advisor, served as Vice President in the Investment Banking and Corporate Finance Department of Kemper Securities Group, Inc., was with Prudential Bache Capital Funding in their Mergers and Acquisitions and Financial Restructuring Group and was a manager at the public accounting firm of PricewaterhouseCoopers LLP. Mr. McPherson received an M.B.A. from the Harvard Business School and is a Certified Public Accountant.



Item 6.    Exhibits and Reports on Form 8-K
           --------------------------------
       (a) Exhibit 99.1 - Certificates Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.


       (b) Reports on Form 8-K - During the quarter ended June 30, 2002, the following reports on Form 8-k were filed by the Registrant.

       Date of Report           Item Reported             Description
       --------------           -------------             ------------

       June 7, 2002              Item 5. Other      Notification from the
                                 Events             American Stock Exchange
                                                    of the Company's
                                                    Possible delisting

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

                                              HEALTHY PLANET PRODUCTS, INC.
                                                      (Registrant)

DATED:   August 13, 2002                       by: /s/ Antonio Santiago
                                                  ----------------------
                                                  Antonio Santiago,
                                                  Vice President of Finance

DATED:   August 13, 2002                       by: /s/ Gregory C. McPherson
                                                  --------------------------
                                                  Gregory C. McPherson,
                                                  Interim President


                                                                Page 14 of 14
Page 3 of 14