Form 10QSB
period 2002-09-30
HEALTHY PLANET PRODUCTS INC
filed 2002-11-13
CIK 768260

SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549
                        ----------------------

                                FORM 10-QSB


   [X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

   For the quarterly period ended September 30, 2002

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

   As of November 8, 2002, there were issued and outstanding 3,840,584 shares of common stock of the registrant (exclusive of 31,335 shares of voting Series D Preferred Stock convertible into 31,335 shares of common stock).

   Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

                                    INDEX

                        HEALTHY PLANET PRODUCTS, INC.




                                                                  PAGE
                                                                  ----

PART I.   FINANCIAL INFORMATION

   Item 1.  Financial Statements

      Balance Sheet as of September 30, 2002 (unaudited)             3

      Statements of Operations for the three-months ended and nine-months ended September 30, 2002 and 2001 (unaudited) 4

      Statements of Cash Flows for the nine-months
       ended September 30, 2002 and 2001 (unaudited)                 5

      Notes to the Financial Statements                              6

   Item 2.  Management's Discussion and Analysis of                  9
            Financial Condition and Results of Operations

   Item 3.  Controls and Procedures                                 14


PART II.   OTHER INFORMATION

   Item 1.  Legal Proceedings                                       13

   Item 5.  Other Information                                       14

   Item 6.  Exhibits and Reports on Form 8-K                        14

SIGNATURES                                                          15

                        PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements

                                BALANCE SHEET
                                 (Unaudited)
                                                           September 30, 2002
                                                           ------------------
                                   ASSETS

CURRENT ASSETS
   Cash                                                      $    76,043
   Accounts receivable - net of allowances
     for doubtful accounts and returns of $38,996                305,857
   Inventories                                                   337,858
   Prepaid expenses                                               56,239
                                                              ----------
         Total current assets                                    775,997
                                                              ----------

PROPERTY AND EQUIPMENT, at cost, net of accumulated
     depreciation and amortization                               228,518
                                                              ----------
OTHER ASSETS
   Security deposits                                              34,277
   Publishing rights - net of accumulated
     amortization of $186,299                                     72,210
   Other                                                           3,119
                                                              ----------
         Total other assets                                      109,606
                                                              ----------
TOTAL ASSETS                                                 $ 1,114,121
                                                              ==========

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
   Accounts payable                                          $   396,164
   Royalties payable                                              61,028
   Commissions payable                                            36,324
   Series B preferred stock redemption and
     dividends payable                                           161,500
   Accrued wages, bonuses and payroll taxes                       30,753
   Accrued liabilities                                           122,114
   Note payable to related party                                 475,549
                                                              ----------
          Total current liabilities                            1,283,432
                                                              ----------

SHAREHOLDERS' EQUITY
   Common stock, $.01 par value, 12,000,000 shares
     authorized, 3,840,584 shares issued and outstanding          38,406
   Preferred stock, Series D, $.10 par value, with
     aggregate liquidation preferences of $160,100,
     371,009 shares authorized, 31,335 issued
     and outstanding                                               3,134
   Additional paid-in capital                                 14,670,188
   Accumulated deficit                                       (14,881,039)
                                                              ----------
         Total shareholders' equity                             (169,311)
                                                               ---------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                   $ 1,114,121
                                                              ==========


The accompanying notes are an integral part of these financial statements.


                        HEALTHY PLANET PRODUCTS, INC.
                          STATEMENTS OF OPERATIONS
                               (Unaudited)


                                       Three Months               Nine Months
                                        Ended September 30,        Ended September 30,
                                        -------------------        -------------------

                                         2002         2001         2002        2001
                                         ----         ----         ----        ----
NET SALES                            $ 514,021   $1,016,783   $1,250,882   $2,268,330

COST OF GOODS SOLD                     282,164      532,456      683,285    1,225,547
                                     ---------    ---------    ---------    ---------
GROSS PROFIT                           231,857      484,327      567,597    1,042,783
                                     ---------    ---------    ---------    ---------

OPERATING EXPENSES
   Selling and marketing               179,391      254,596      658,078      926,741
   General and administrative          162,775      196,715      594,648      701,293
                                     ---------    ---------     --------    ---------
                                       342,166      451,311    1,252,726    1,628,034
                                     ---------    ---------    ---------    ---------

OPERATING INCOME/(LOSS)               (110,309)      33,016     (685,129)    (585,251)

OTHER INCOME/(EXPENSE)
   Interest expense                    (12,998)      (7,036)     (36,580)     (24,274)
                                     ---------    ---------    ---------    ---------

INCOME/(LOSS) BEFORE INCOME TAXES
AND EXTRAORDINARY ITEM                (123,307)      25,980     (721,709)    (609,525)

PROVISION FOR INCOME TAXES                   0          800            0          800
                                     ---------    ---------    ---------    ---------
INCOME/(LOSS) BEFORE
EXTRAORDINARY ITEM                    (123,307)      25,180     (721,709)    (610,325)

EXTRAORDINARY ITEM- GAIN ON
DEBT RESTRUCTURING                           0      212,420       72,947      212,420
                                     ---------    ---------    ---------    ---------
NET INCOME/(LOSS)                   $ (123,307)  $  237,600   $ (648,762)  $ (397,905)
                                     =========    =========    =========    =========


INCOME/(LOSS) PER COMMON SHARE
   Income/(Loss) before
    extraordinary item            $     (0.03)    $    0.01    $   (0.19)    $  (0.15)
   Extraordinary item                        -         0.05         0.02         0.05
                                    ---------     ---------     ---------    ---------
   Net Income/(Loss)
    per common share              $     (0.03)    $    0.06    $   (0.17)    $  (0.10)
                                    =========     =========     =========     ========
WEIGHTED AVERAGE COMMON
   SHARES OUTSTANDING               3,840,584     3,840,584     3,840,584    3,840,584
                                    =========     =========     =========    =========

        >

The accompanying notes are an integral part of these financial statements.

                            HEALTHY PLANET PRODUCTS, INC.
                               STATEMENTS OF CASH FLOWS
                                     (Unaudited)


                                               Nine Months Ended September 30,
                                                         2002        2001
                                                        ------      ------
CASH FLOWS FROM OPERATING ACTIVITIES:

   Net Loss                                           ($648,762)  ($397,905)
   Adjustments to reconcile net loss to net cash
    from operating activities
      Depreciation and amortization                     179,892     237,788
      Allowance for doubtful accounts and returns       (24,304)   (624,507)
      Gain on debt restructuring                        (72,947)   (212,420)
      Inventory reserve                                 (27,041)   (123,126)

   Changes in:
      Accounts receivable                               333,547     548,017
      Inventories                                        95,984     165,982
      Prepaid expenses                                   32,260       8,352
      Accounts payable                                  (13,089)    265,059
      Royalties payable                                 (71,472)    (47,656)
      Commissions payable                                (4,376)     13,706
      Accrued wages, bonus & payroll taxes              (16,647)    (36,315)
      Accrued liabilities                                61,616      52,045
                                                      ---------    --------
         Net cash used in
         operating activities                          (175,339)   (150,980)
                                                      ---------    --------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of property and equipment                   (14,472)    (12,679)
   Purchase of publishing rights                        (39,246)    (32,027)
                                                       ---------    --------
         Net cash used in investing activities          (53,718)    (44,706)
                                                       ---------    --------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Payments on obligations under capital lease          (20,000)    (11,247)
   Proceeds from note payable to related party           70,000           0
                                                      ---------    --------
         Net cash provided by (used in)
         financing activities                            50,000     (11,247)
                                                      ---------    --------

DECREASE IN CASH                                       (179,057)   (206,933)
CASH, BEGINNING OF PERIOD                               255,100     223,400
                                                      ---------   ---------
CASH, END OF PERIOD                                  $   76,043  $   16,467
                                                      =========   =========

SUPPLEMENTARY CASH FLOW INFORMATION INCLUDES THE FOLLOWING:
   Cash paid during the period for:
      Interest                                               $0      $3,014
      Income taxes                                           $0        $800


   The accompanying notes are an integral part of these statements.

                       HEALTHY PLANET PRODUCTS, INC.

                       NOTES TO FINANCIAL STATEMENTS
                                (Unaudited)


NOTE 1 - BASIS OF PRESENTATION
------------------------------

The financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. It is believed, however, that the disclosures are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the Company's December 31, 2001 audited financial statements and notes thereto.

The financial statements, in the opinion of management, reflect all adjustments necessary, which are of a normal recurring nature, to fairly state the financial position of Healthy Planet Products, Inc. at September 30, 2002 and the results of its operations for the three and nine months ended September 30, 2002 and 2001. These results are not necessarily to be considered indicative of the results for the entire year.

Certain reclassifications have been made to the financial statements as of September 30, 2001 and for the three and nine months then ended to conform with the current quarter presentation.

Recent Accounting Pronouncements

In April 2002, the FASB issued SFAS No. 145, Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections. SFAS No. 145 updates, clarifies, and simplifies existing accounting pronouncements. This statement rescinds SFAS No. 4, which required all gains and losses from extinguishments of debt to be aggregated and if material, classified as an extraordinary item, net of related income tax effect. As a result, the criteria in APB No. 30 will now be used to classify those gains and losses. SFAS No. 64 amended SFAS No. 4 and is no longer necessary as SFAS No. 4 has been rescinded. SFAS No. 44 has been rescinded as it is no longer necessary. SFAS No. 145 amends SFAS No. 13 to require that certain lease modifications that have economic effects similar to sale-leaseback transactions be accounted for in the same manner as sale-lease transactions. This statement also makes technical corrections to existing pronouncements. While those corrections are not substantive in nature, in some instances, they may change accounting practice. The adoption of SFAS No. 145 has not had a material impact, if any, on its financial position or results of operations.

In June 2002, the FASB issued SFAS No. 146, " Accounting for Costs Associated with Exit or Disposal Activities." This statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force ("EITF") Issue No. 94-3, " Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." This statement requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF Issue 94-3, a liability for an exit cost, as defined, was recognized at the date of an entity's commitment to an exit plan. The provisions of this statement are effective for exit or disposal activities that are initiated

(unaudited)


after December 31, 2002 with earlier application encouraged. This statement is not applicable to the Company.

In October 2002, the FASB issued SFAS No. 147, "Acquisitions of Certain Financial Institutions." SFAS No. 147 removes the requirement in SFAS No. 72 and Interpretation 9 thereto, to recognize and amortize any excess of the fair value of liabilities assumed over the fair value of tangible and identifiable intangible assets acquired as an unidentifiable intangible asset. This statement requires that those transactions be accounted for in accordance with SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." In addition, this statement amends SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," to include certain financial institution-related intangible assets. This statement is not applicable to the Company.


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

The ability of the Company to continue as a going concern is dependent on the success of these plans and the Company's ability to attract debt or equity financing and to maintain its management team and sales force. In connection with the audit for the year ended December 31, 2001, the Company received a report from its independent auditors that includes an explanatory paragraph describing uncertainty as to the Company's ability to continue as a going concern. The financial statements included herein contemplate the ability to continue as such and do not include any adjustments that might result from this uncertainty.

NOTE 3 - PROPERTY AND EQUIPMENT
-------------------------------

      Property and equipment consist of the following:
                                                              September 30,
                                                                  2002
                                                                --------
         Machinery, equipment and leasehold improvements     $   281,845
         Color separations                                       115,433
         Furniture and fixtures                                   43,537
         Computer software                                       235,410
                                                               ---------
                                                                 676,225
      Less accumulated depreciation and amortization            (447,707)
                                                               ---------

                                                             $   228,518
                                                               =========

(unaudited)


NOTE 4 - CONTINGENCY
---------------------

In July 2002, the Company reached a settlement of the arbitration proceeding filed against it by the Sierra Club. The settlement was consummated in September 2002 with a payment by the Company in the amount of $20,000.

The Company is also a defendant to several collection actions brought by various vendors incidental to the Company's business. Many of those claims are disputed and the Company continues to seek ways to resolve these lawsuits on a reasonable basis.


Note 5 - EXTRAORDINARY ITEM
---------------------------

During the nine months ended September 30, 2002, the Company negotiated a reduced payment on its capital lease. The resulting gain from the amount forgiven by the vendor of $72,947, or $0.02 per share, is presented as an extraordinary item.


Note 6 - NOTES PAYABLE TO RELATED PARTY
---------------------------------------

On October 13, 2000 the Company borrowed the sum $500,000 from InterGroup. This loan was evidenced by a promissory note secured by all of the Company's accounts receivables. The loan, bearing interest at the rate of 13.875% per annum, was due February 28, 2001. InterGroup has agreed to a further extension of that note until September 30, 2002 and to reduce the annual interest rate to 10%. In October 2001, InterGroup also made available to the Company a $300,000 secured line of credit with an interest rate of 10% per annum to provide working capital for the Company. Loans made pursuant to the line of credit are evidenced by promissory notes that were due to mature on June 30, 2002, but were extended to September 30, 2002. These notes are also secured by all of the Company's accounts receivable. Subject to shareholder approval, InterGroup has the right, but not the obligation, to convert any outstanding amounts due on the notes to common stock at a price equal to 10% above the average trading price of the Company's common stock for the 30 day period immediately preceding October 15, 2001.


Note 7 - SUBSEQUENT EVENT
-------------------------

As previously reported, the Company had received notice from the Staff of the American Stock Exchange ("Amex" or the "Exchange") that the Company was below several of the Exchange's continued listing standards. As a result, the Amex suspended trading in the Company's common stock at the close of trading on October 28, 2002 and will proceed with the filing of an application with the Securities and Exchange Commission to strike the Company's common stock from listing and registration on Amex.

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Special Note Regarding Forward-Looking Statements
-------------------------------------------------

Certain statements in this Form 10-QSB, including information set forth under
Item 2 "Management's Discussion and Analysis of Financial Condition and Results of Operations" constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Act"). The Company desires to avail itself of certain "safe harbor" provisions of the Act and is therefore including this special note to enable the Company to do so. Forward-looking statements included in this Form 10-QSB or hereafter included in other publicly available documents filed with the Securities and Exchange Commission, reports to the Company's stockholders and other publicly available statements issued or released by the Company involve known and unknown risks, uncertainties, and other factors, including those discussed below and in the Company's Form 10-KSB for the year ended December 31, 2001, which could cause the Company's actual results, performance (financial or operating) or achievements to differ from the future results, performance (financial or operating) achievements expressed or implied by such forward looking statements. Such future results are based upon management's best estimates based upon current conditions and the most recent results of operations. These include management's forecasts for sales, purchasing plans and programs of certain large chain buyers relating to holiday product, net operating losses in each of the four most recent fiscal years, general economic conditions for the Company's product lines, competition generally and specifically relating to greeting cards having environmental, nature or wildlife themes, the ability of the Company to sustain consumer demand for the Company's principal card lines, the absence of long term supply contracts which could make production costs unpredictable, the ability to obtain additional operating capital in order to sustain operations, the ability to deal with its secured and general creditors, the ability to maintain its management team and sales force, the delisting of its common stock from the American Stock Exchange, and certain other risks and uncertainties such as the impact of terrorism and war on the national economy and retailers.


Sales
-----

For the nine months ended September 30, 2002, the Company's net sales amounted to $1,250,882, which reflected a decrease of $1,017,448 or 44.5% versus last year's nine month results of $2,268,330. Adoption kits sales decreased by 28.9% and paper product sales decreased by 36.5%. Seasonal sales decreased by 50%. Orders from the Company's two major chain accounts decreased significantly since September 11, 2001. Decreased sales to these two customers accounted for 54.5% of the year-to-year decline.

For the three months ended September 30, 2002, the Company's net sales amounted to $514,021, which reflected a decrease of $502,762 or 49.5% versus last year's three-month results of $1,016,783. Adoption kit sales were 34.1% for the period and paper product sales decreased by 54.1%. Seasonal sales decreased by 65.3%. Orders from the Company's two major chain accounts decreased significantly since September 11, 2001. Decreased sales to these two customers accounted for 57.8% of the year-to-year decline.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS	  (continued)


Gross Profit
------------

For the nine months ended September 30, 2002, gross profit amounted to $567,597 or 45.3% of sales. For the comparable prior year period, gross profit amounted to $1,042,783 or 45.6% of sales. Lower sales negated the effect of lower lease payments and overhead costs since April 15, 2002.

For the three months ended September 30, 2002, gross profit amounted to $231,857 or 45.1% of sales. For the comparable prior year period, gross profit amounted to $484,327 or 47.6% of sales. Lower sales negated the effect of lower lease payments and overhead costs and since April 15, 2002.


Operating Expenses
------------------

For the nine months ended September 30, 2002, selling and marketing expenses amounted to $658,078 reflecting a decrease of $268,663 or 29.1% versus the prior year period of $926,741. This decrease was a result of reductions in sales, and therefore less sales commissions, reductions in warehouse, marketing and office staffing and cutbacks in other selling and marketing expenses.

For the three months ended September 30, 2002, selling and marketing expenses amounted to $179,391 reflecting a decrease of $75,205 or 29.5% versus the prior year period of $254,596. This decrease was a result of reductions in sales, and therefore less sales commissions, reductions in warehouse, marketing and office staffing and cutbacks in other selling and marketing expenses.

General and administrative expenses amounted to $594,648 for the nine months ended September 30, 2002, reflecting a decrease of $106,645 or 15.2% versus the prior year period of $701,293. This decrease was a result of reductions in office staffing, office rent, legal fees and medical insurance costs partially offset by increased audit fees.

General and administrative expenses amounted to $162,775 for the three months ended September 30, 2002, reflecting a decrease of $33,940 or 17.2% versus the prior year period of $196,715. This decrease was a result of reductions in office staffing, office rent, and medical insurance costs partially offset by increased audit fees.


Operating Loss
--------------

An operating loss of $685,129 was incurred for the nine months ended September 30, 2002 compared to the prior period's loss of $585,251. With the inclusion of interest expense of $36,580, the Company had an operating loss of $721,709 before extraordinary item. Extraordinary item of $72,947 from creditor negotiations and settlements resulted in a net loss of $648,762 or $.17 per share as compared to a net loss of $397,905 or $.10 per share in the prior year. All per share amounts are based on the weighted average common shares outstanding for the period.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS	  (continued)


An operating loss of $110,309 was incurred for the three months ended September 30, 2002 compared to the prior period's income of $33,016. Interest expense of $12,998 increased the operating loss to result in a net loss of $123,307 or $.03 per share. For the prior year period, the net income amounted to $237,600 or $.06 per share. All per share amounts are based on the weighted average common shares outstanding for the period.


Balance Sheet
-------------

Total assets at September 30, 2002 amounted to $1,114,121, which reflected a decrease versus the December 31, 2001 level of $1,829,800 by $715,679. Increases in fixed assets and other assets were offset by decreases in receivables, inventories, prepaid assets and cash. Total current liabilities amounted to $1,283,482 as of September 30, 2002, which reflected a decrease of $66,818 versus the December 31, 2001 level of $1,350,300. The decrease was a result of an increase in accrued liabilities offset by decreases in trade payables, royalties payable, commissions and accrued wages.


Liquidity and Capital Resources
-------------------------------

At September 30, 2002, the Company's current liabilities exceeded its current assets by $507,435. This compared to December 31, 2001 positive working capital level of $15,200 for a decline of $522,635. Net cash used by operating activities during the period amounted to $175,339. The net loss of $648,762 and changes in non-cash items of $55,594 were offset by $417,829 provided by changes in net receivables, inventory, and other assets and liabilities.

Cash used by investing activities amounted to $14,472 to purchase additional computer disk space and separations and $39,246 to purchase publishing rights. Cash from financing activities consisted of $20,000 in principal paid back to settle an outstanding capital lease and $70,000 cash proceeds on a loan from The InterGroup Corporation ("InterGroup").

The primary source of the Company's liquidity during the past several years has been sales of the Company's securities and secured loans from a related party. A rights offering made to the Company's stockholders in 1999, in which the Company issued an aggregate of 1,582,216 shares of Common Stock (including 970,200 shares to the Chairman and certain of his affiliates, resulted in the receipt by the Company of an aggregate of approximately $1,665,500 in gross proceeds. On October 13, 2000 the Company borrowed the sum $500,000 from InterGroup. This loan was evidenced by a promissory note secured by all of the Company's accounts receivables. The loan, bearing interest at the rate of 13.875% per annum, was due February 28, 2001. InterGroup has agreed to a further extension of that note until September 30, 2002 and to reduce the annual interest rate to 10%. In October 2001, InterGroup also made available to the Company a $300,000 secured line of credit with an interest rate of 10% per annum to provide working capital for the Company. Loans made pursuant to the line of credit are evidenced by promissory notes that were due to mature on June 30, 2002, but were extended to September 30, 2002. These notes are

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS	  (continued)


Liquidity and Capital Resources  (continued)
--------------------------------------------

also secured by all of the Company's accounts receivable. Subject to shareholder approval, InterGroup has the right, but not the obligation, to convert any outstanding amounts due on the notes to common stock at a price equal to 10% above the average trading price of the Company's common stock for the 30 day period immediately preceding October 15, 2001. Although these obligations are currently in default, InterGroup has not taken action to foreclose on its security interest to date, and management continues to negotiate with InterGroup regarding additional financial assistance.

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

As previously reported, the Company had received notice from the Staff of the American Stock Exchange ("Amex" or the "Exchange") that the Company was below several of the Exchange's continued listing standards. As a result, the Amex suspended trading in the Company's common stock at the close of trading on October 28, 2002 and will proceed with the filing of an application with the Securities and Exchange Commission to strike the Company's common stock from listing and registration on Amex. Please see Item 5. "Other Events" for a full discussion of the delisting of the Company's common stock.


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

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS	  (continued)


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


Item 3. Controls and Procedures

(a) Evaluation of disclosure controls and procedures.

The management of the Company, including the Interim President (Chief Executive Officer) and the Vice President Finance (Chief Financial Officer), have conducted an evaluation of the effectiveness of the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) as of a date within 90 days prior to the filing of this Quarterly Report on Form 10-QSB (the "Evaluation Date"). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the Valuation Date, the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company, required to be included in the Company's periodic SEC filings.

(b) Changes in internal controls.

Subsequent to the date of the evaluation, there have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls, nor were there any corrective actions required with regard to significant deficiencies and material weaknesses.



                         PART II. OTHER INFORMATION


Item 1.    Legal Proceedings

As previously reported, the Sierra Club filed an arbitration proceeding against the Company in June 2000, before the American Arbitration Association in San Francisco, California. In July 2002, the parties agreed to a settlement of that action and a mutual release of all claims. That settlement was consummated in September 2002, with the payment by the Company of the amount of $20,000 to the Sierra Club.

Item 5.  Other Information.

As previously reported, the Company had received notice from the Amex Staff stating that the Company was below several of the Exchange's continued listing standards. The Company was afforded the opportunity by Amex to submit a plan of compliance to the Exchange, which the Company submitted. On August 8, 2002, Healthy Planet received notice that the Amex Staff had determined that the Company's compliance plan did not make a reasonable demonstration of its ability to regain compliance with the listing standards by December 31, 2002 and that the Staff intended to proceed with the filing of an application with the Securities and Exchange Commission to strike the Company's common stock from listing and registration with Amex. The Amex Staff also informed the Company that it had fallen below an additional listing standard since the aggregate market value of the Company's shares publicly held was less than $1,000,000 for more than 90 consecutive days. The Company appealed that determination and requested a hearing before a committee of Amex.

As disclosed in its Form 10-QSB for the quarterly period ended June 30, 2002, it was unlikely that the Company would be able to maintain its Amex listing if it was not able to attract significant additional equity capital in the immediate future. Since the Company was not able to obtain such additional equity capital or to complete another transaction to achieve compliance with the continuing listing standards and the additional requirements of Amex within the specified time frame, it had no choice but to withdraw its appeal. As a result, the Amex suspended trading in the Company's common stock at the close of trading on October 28, 2002 and will proceed with the filing of an application with the Securities and Exchange Commission to strike the Company's common stock from listing and registration on Amex. As a result of those actions, the Company's common stock is currently listed on the Pink Sheets and its trading symbol has been changed to "HPPS.PK".

On November 11, 2002, Bruce A. Wilson tendered his resignation as a director of the Company. Mr. Wilson's resignation was due to other job commitments and was not the result of any disagreement with the Company on any matter relating to its operations, policies or practices and he did not request that his letter of resignation be disclosed or filed as an exhibit with this Report. Healthy Planet is currently conducting a search for a replacement for Mr. Wilson.


Item 6.    Exhibits and Reports on Form 8-K
           --------------------------------
       (a) Exhibit 99.1 - Certificates Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.


       (b) Reports on Form 8-K - During the quarter ended September 30, 2002, the following reports on Form 8-k were filed by the Registrant.

       Date of Report           Item Reported             Description
       --------------           -------------             ------------

       July 8, 2002                Item 6                 Resignation of
                                                          Daniel R. Coleman
                                                          as Director

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

                                              HEALTHY PLANET PRODUCTS, INC.
                                                      (Registrant)

DATED:   November 8, 2002                     by: /s/ Antonio Santiago
                                                  ----------------------
                                                  Antonio Santiago,
                                                  Vice President of Finance
                                                  (Principal Accounting
                                                   Officer)

DATED:   November 8, 2002                     by: /s/ Gregory C. McPherson
                                                  --------------------------
                                                  Gregory C. McPherson,
                                                  Interim President (Principal
                                                  Executive Officer)




                                  CERTIFICATIONS


I, Gregory C. McPherson, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Healthy Planet Products, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flow of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

    a) designated such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

    b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

    c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date.

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing equivalent functions):

    a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for registrant's auditors and material weaknesses in internal controls; and

    b) any fraud, whether or not material, that involves management or other employees who have a significant role in registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  November 8, 2002                        /s/ Gregory C. McPherson
                                                   ----------------------
                                                   Gregory C. McPherson
                                                   Interim President (Chief
                                                   Executive Office)

______________________________________________________________________________



I, Antonio Santiago, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Healthy Planet Products, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flow of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

    a) designated such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

    b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

    c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date.

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing equivalent functions):

    a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for registrant's auditors and material weaknesses in internal controls; and

    b) any fraud, whether or not material, that involves management or other employees who have a significant role in registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  November 8, 2002                        /s/ Antonio Santiago
                                                   ----------------------
                                                    Antonio Santiago
                                                    Vice President Finance
                                                    (Chief Financial Officer)